Form 10-K
period 1996-06-30
TENGTU INTERNATIONAL CORP
filed 1996-09-30
CIK 847597

SECURITIES AND EXCHANGE
                     COMMISSION
               Washington, D.C. 20549

                     FORM 10-KSB
       (Mark One)
       __ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee
       Required] for the fiscal year ended June 30, 1996.
       X Transition report under section 13 or 15(d) of the Securities Exchange Act of
       1934 [No Fee Required] for the transition period from January 1, 1996 to June 30,
       1996.

       Commission file number: 33-27707

                TENGTU INTERNATIONAL
                        CORP.
               (Name of small business
               issuer in its charter)
       Delaware
       (State or other jurisdiction of incorporation)

       (I.R.S. Employer Identification Number):
               77-0407366

       19105 36th Avenue, Suite 207
       Linwood, Washington  98037

       (Address of principal executive offices) (Zip
       Code)
       Issuer's telephone number: (604)685-3234

       Securities to be registered under Section
       12(b) of the Act:

                      Not Applicable

       Securities to be registered under Section
       12(g) of the Act:  Not Applicable
       Check whether the issuer (1) filed all
       reports required to be filed by
       Section 13 or 15(d) of the Securities
       Exchange Act during the past 12
       months (or for such shorter period
       that the registrant was required to
       file such reports), and (2) has been
       subject to such filing requirements
       for the past 90 days.
       X - Yes    __ No
       Check if there is no disclosure of
       delinquent filers in response to Item
       405 of Regulation S-B contained in
       this form, and no disclosure will be
       contained, to the best of registrant's
       knowledge, in definitive proxy or
       information statements incorporated
       by reference in Part III of this Form
       10-KSB or any amendment to this
       Form 10-KSB.  X - Yes   ___ No
       State Issuer's revenues for its most recent fiscal year: $0.00

       State the aggregate market value of the
       voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: Aggregate market value of voting stock held by non-affiliates was $0.00 (NO PUBLISHED QUOTATION) as of June
       30, 1996, based upon the average of the bid and asked prices as of such date, and a total of 9,992,750 shares held by non-affiliates.
       (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
       Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.
       (Issuers involved in bankruptcy
       proceedings during the past five
       years)  Check whether the issuer has
       filed all documents and reports
       required to be filed by Section 12,
       13 or 15(d) of the Exchange Act
       after the distribution of securities
       under a plan confirmed by a court.
       __Yes  __ No
       (Applicable only to corporate
       registrants)  State the number of
       shares outstanding of each of the
       issuer's classes of common equity, as
       of the latest practicable date:
       15,377,750 shares outstanding as of
       June 30, 1996.
       Documents incorporated by
       reference.  If the following
       documents are incorporated by
       reference, briefly describe them and
       identify the part of the Form 10-KSB
       (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
       (2) any proxy or information
       statement; and (3) any prospectus
       filed pursuant to Rule 424(b) or (c)
       of the Securities Act of 1933
       ("Securities Act").  The listed
       documents should be clearly
       described for identification purposes
       (e.g., annual report to security
       holders for fiscal year ended
       December 24, 1990).
       Transitional Small Business Disclosure
       Format (Check one):
               Yes X  No__

Part I

DESCRIPTION OF BUSINESS.

Background Information on Tengtu International
Corp.

       The corporation now known as Tengtu
International Corp. (the "Company") was
incorporated on May 6, 1988, in the State of
Delaware, under the name of Galway Capital
Corporation.  The Company was formed as a
development stage enterprise for the purpose of
seeking potential business ventures.  The Company
ceased operations during fiscal year 1990 - 1991,
and was inactive until May, 1996.   On August 20,
1993, the Company changed its name to Tower
Broadcast, Inc.

       On March 20, 1996, the Company, under
the name Tower Broadcast, Inc., was cleared by the National Association of Securities Dealers for an unpriced quotation on the over-the-counter electronic bulletin board. The Company sought such clearance because successful negotiation of one or more acquisition or joint-venture opportunities seemed imminent and management foresaw a resultant need to raise capital.

       On May 28, 1996, the Company changed its name to the present name, Tengtu International
Corp. This name change was accomplished to reflect the Company's current intended business direction and its likely future affiliation with certain Chinese firms in the Chinese educational software industry.

The Business of Tengtu International Corp.

       On June 30, 1996, the Company, through
its wholly owned Barbadian subsidiary, Tengtu
Enterprises Limited (the "Subsidiary"), became a joint venture partner in a People's Republic of China ("PRC") chartered corporation known as "Beijing Tengtu United Electronics Development
Co., Ltd." ("Tengtu United"). The Company became Tengtu United's partner when BlueLake
Industries, Ltd. ("BlueLake"), a Washington State corporation, assigned its joint venture position with Tengtu United to the Company's Subsidiary.

The Company's Joint-Venture Partner

       Tengtu United is positioned as a producer and distributor of Chinese educational software.
The PRC, on June 12, 1995, approved the formation of Tengtu United as a sino foreign joint venture company that would take over the operations of Beijing Tengtu Culture & Educational Electronics
Development Co., Ltd. ("Tengtu China").  Tengtu
China is a PRC state company controlled by three other PRC state companies: Legend Computer Group,
Taiji Computer Corporation, and Great Wall Computer
Group. These companies, in turn, are controlled either by the Chinese Academy of Science or the Ministry of Electronics.

       Tengtu China was formed by the PRC to
foster the production and distribution of Chinese educational software to the Chinese elementary, junior, and middle school systems. Tengtu United works exclusively with The Peoples Education Press to produce and distribute educational software to the elementary, junior and middle schools in China.
The Peoples Education Press is the exclusive producer and distributor of text material in China. Since its inception, Tengtu China has produced over 120 educational software titles which are distributed to Chinese schools and also to the Chinese home market.

       Tengtu United was approved by the PRC to take over the business of Tengtu China and to access western capital and technology sources. At the same time the PRC approved Tengtu United, it also approved BlueLake as a foreign investor entitled to invest up to twelve million dollars U.S.
(U.S. $12,000,000) in exchange for a 49% interest in the profits of Tengtu United. BlueLake has, by agreement dated June 30, 1996, assigned its interest to the Company's Subsidiary, Tengtu Enterprises
Limited. This assignment is contingent upon the Company's ability to assume BlueLake's obligations to Tengtu United, including the obligation to provide twelve million dollars U.S. (U.S.
$12,000,000) to Tengtu United by July 30, 1997. In exchange for the assignment, BlueLake will receive two million fully paid and non assessable shares of the Company's stock and one hundred thousand dollars U.S. (U.S. $100,000).

The Company's Role in the Joint-Venture

       Assuming completion of the joint venture agreement, the Company, through its Subsidiary, will be engaged as the joint venture partner of Tengtu United. The Company would then hold a 49% interest in the profits of Tengtu United. The
Company's activities would next focus on the provision of key management personnel for Tengtu
United, raising further capital for Tengtu United, and also establishing a Technology Resource Center in North America that will work with western companies wishing to establish business relationships with Tengtu United.

Business Factors

       The following factors may affect the
Company's business: PRC regulation of intellectual property, software and state licensing of the same;
PRC regulation of Chinese partnerships with foreign companies; software piracy; and unanticipated technological changes rendering current software formats obsolete.

Plan of Operation

       The Company has the following plan of
operation for the next twelve months: to ensure that the Subsidiary fulfills all of its obligations under the joint venture agreement with Tengtu
United, including the provision of twelve million dollars U.S. (U.S. $12,000,000) before July 30,
1997.

       The Company also intends to explore other opportunities available to it through its affiliation with Tengtu United, including: assisting Tengtu
United as the initial PRC state licensed electronic publisher and foreign electronic publishing gateway into China; assisting Tengtu United in its work with "China 5000", a state organization charged with the funding, production, and distribution of cartoons and features based on China's 5,000 year history and culture; assisting Tengtu United in its activities as one of four Chinese company's mandated by the PRC to provide financing, production support, and distribution channels for a series of general entertainment cartoons for broadcast on Chinese television; and assisting Tengtu United with the distribution, throughout China, of selected western film libraries oriented towards Chinese youth.

DESCRIPTION OF PROPERTY.

       The Company has no significant physical
properties.

DIRECTORS, EXECUTIVE OFFICERS AND
SIGNIFICANT EMPLOYEES.

The current Directors and Officers of the Company are:

Pak Cheung, Chairman of the Board, President, and
C.E.O. During the past five years, Mr. Cheung has served and continues to serve as President of BlueLake Industries, Ltd., Seattle, Washington, and
Comadex Industries, Ltd.  Vancouver, Canada.
Both companies are computer technology and software firms. Age: 47

Jing Lian, Director and Vice-President.  Vice-
President of BlueLake Industries, Ltd., Seattle,
Washington from February 1992 - August 1996.
Bluelake is a computer software and technology firm. Age: 45

Stephen Dadson, Director and Secretary.
Businessman and CEO of New Pacific Sino
Investments Limited, Vancouver, Canada.  Mr.
Dadson has also served in the following capacities in the following companies: Serra Investments, Ltd., Vancouver, Canada, Director/Secretary (July
1974 - June 1995); Disc Enterprises, Ltd.,
Vancouver, Canada, Director (January 1983 - June
1995); Fountain Fresh Canada, Vancouver, Canada,
Director (January 1994 - June 1995); Excel
International, Inc., Ottoman, Canada, Director
(May 1995 - present); Pollution Control
International, Phoenix, Arizona, Director (May
1993 - present); Sel-Drum International, Inc., a publicly traded company, Toronto, Canada,
Director/Secretary (May 1995 - present); AGX
Resources, Inc., Vancouver, Canada,
Directory/Secretary (February 1994 - present); and,
Multi Corp., Calgary, Canada, Director (June 1996
- - present).  Age: 52

Francis Fox, Director. Former Solicitor General for Canada and now counsel with Martineau Walker
Advocates, Montreal, Quebec.  Age: 57

John Donald Watt, Director. Businessman and former Director General of Federal Department of
Communications, Hull Quebec, Canada. Mr. Watt served as President of the Kerr-Watt Group, Ottawa, Canada, from October 1990 to October
1992.  Mr. Watt has been President of John D.
Watt & Associates, Ottawa, Canada, from
November 1992 to the present. Mr. Watt has also served as a director for Law Protection Benefits, Canada, from December 1994 to the present.
Age: 51

Gordon Campbell Reid, Director.  Businessman and
Director of Canadian Tire, Ottawa, Canada.
During the past five years, Mr. Reid has served as President of both Gordon C. Reid, Ltd. and
GenCon Investments, Ltd.  Age: 58

Nan Hai, Director.  President of Taiji Computer
Company, Beijing, Peoples Republic of China.
Taiji Computer Company is a computer technology company. Age: 49

There are no persons nominated to become future directors of the Company.

There are no persons chosen to become Executive
Officers not currently serving as such.

There currently are no employees aside from the Executive Officers listed above.

REMUNERATION OF DIRECTORS AND
OFFICERS

(a) As of June 30, 1996, no directors or officers had received compensation for their efforts.


Name of Individual    Capacity       Aggregate
or identity of        in which       remuneration
group                 remuneration
                      was received

Directors             Directors         0
Officers              Officers           0

(b) There currently are no plans or proposals for future remunerations to Directors and Officers of the Company.


SECURITY OWNERSHIP OF MANAGEMENT
AND CERTAIN SECURITYHOLDERS.

TABLE 1 -- OFFICERS AND DIRECTORS
           COMMON STOCK

Name and Address      Shares Held        Percent
                                                   of Class
Pak Cheung            2,000,000<F1>       13%
7089 Frederick Ave.
Burnaby, BC
Canada V5J 3X8

Jing Lian              2,000,000<F1>        13%
3806 169th St.
Linwood, WA  98037

Stephen Dadson      250,000<F1>      1.6%
2988 W. 42nd St.
Vancouver, BC
Canada

John Watt             400,000               2.6%
335 Nepean St.
Ontario, Ottawa
Canada

Francis Fox           185,000              1.2%
90 Berlioz'
Apt. 1005
Nuns Island, Quebec
Canada  H3B 1N1

Gordon Reid           550,000             3.6%
29 Riverbrook Rd.
Nepean, Ontario
Canada K2H7W7

Holdings of Officers
and Directors as
a Group               5,385,000               35%

<F1>
NOTE: DOES NOT INCLUDE WARRANTS TO
PURCHASE ADDITIONAL SHARES AS
SET FORTH IN THE WARRANT TABLE BELOW.

TABLE 2 - SHAREHOLDERS OWNING MORE THAN
          10% OF ANY CLASS:


Pak Cheung         2,000,000<F1>         13%
7089 Frederick Ave.
Burnaby, BC
Canada V5J 3X8

Jing Lian             2,000,000<F1>        13%
3806 169th St.
Lynnwood, WA  98037


Geomat Holdings,
 Inc.             1,940,000<F1>      12%
Charlotte House
PON 4825
Nassau NP, Bahamas

<F1>
NOTE: DOES NOT INCLUDE WARRANTS TO PURCHASE
ADDITIONAL SHARES AS SET FORTH IN THE WARRANT
TABLE BELOW.

TABLE 3 - SHAREHOLDERS OWNING MORE THAN 10% OF
          ANY CLASS IF ALL OUTSTANDING WARRANTS
          WERE EXERCISED:

      Table 2 above shows which shareholders currently own ten percent (10%) or more of the Company's issued and outstanding shares. The Company currently has warrants outstanding allowing for the purchase of 8,750,000 shares of the Company's Common Stock. SEE
TABLE 4 BELOW. The following table shows which shareholders would own 10% or more of the Company
ASSUMING ALL OUTSTANDING WARRANTS ARE EXERCISED:

Geomat Holdings, Ltd.   3,395,000              14%
Charlotte House
PON 4825
Nassau NP, Bahamas

Jing Lian                   2,675,000              11%
3806 169th St.
Lynnwood, WA  98037

Pak Cheung                2,825,000              11.7%
7089 Frederick Ave.
Burnaby, BC
Canada V5J 3X8

574186 Alberta Ltd.      2,775,000              13.6%

TABLE 4 -- OUTSTANDING WARRANTS

                      Shares of Common
                      Stock Subject to
                       Outstanding
Name of Holder    Warrants              Exercise Price        Expiration Date
Jing Lian              675,000              $1.00                 7/30/98

574186 Alberta,
  Ltd.                2,000,000              $1.00                 7/30/97

Steve Dadson         187,500              $1.00                 7/30/98

Kensington
  Enterprises, Ltd.   783,750              $1.00                 7/30/98

Pak Cheung           825,000              $1.00                 7/30/98

Brooks Tyne, Ltd.   885,000              $1.00                 7/30/98

Beaumont Forest,
  Ltd.                  851,250              $1.00                 7/30/98

Southwood
  Holdings, Inc.   1,087,500              $1.00                 7/30/98

Geomat
Holdings, Ltd.     1,455,000              $1.00                 7/30/98

TOTAL              8,750,000


INTEREST OF MANAGEMENT AND OTHERS
IN CERTAIN TRANSACTIONS.

Messrs. Pak Cheung and Jing Lian are the beneficial owners of BlueLake Industries, Ltd
("BlueLake"), a Washington State company.  The
Company and BlueLake are currently negotiating assignment of BlueLake's interest in a joint venture with Tengtu United. See "Business of the
Company", above. Messrs. Cheung and Lian are directors, officers and shareholders of the Company; they are also directors, officers, and shareholders of BlueLake. BlueLake will receive two million (2,000,000) shares of the Company's common stock in exchange for assignment of this opportunity to the Company together with one hundred thousand dollars U.S. (U.S. $100,000) in cash.

The Company anticipates entering into an agreement with Multi Corp, a computer technologies company.
Under the proposed agreement, the Company would represent Multi Corp's products in China and would purchase 20,000 units of Multi Corp products for five hundred thousand dollars U.S. ($500,000).
Mr. Stephen Dadson is a director of Multi Corp and will not participate in discussion or resolution of this proposed agreement.

Part II

Item 1.  Market Price of and Dividends on the
Registrant's Common Equity and Other Shareholder
Matters.

       The principal market where the issuer's
common equity is traded is on the NASD Bulletin
Board. No trades in the issuer's stock occurred during the fiscal year ending June 30, 1996.
The source of this information is J. Alexander
Securities, Los Angeles, California.

       As of June 30, 1996, there were
approximately 360 holders of record of the company's common equity. No dividends have been declared during the past two fiscal years. The following restrictions affect or are likely to affect the company's ability to pay dividends in the future:
NONE.

Item 2.  Legal Proceedings.

       The Company is not currently a party to any pending legal proceeding, nor does the Company know of any proceeding that any governmental authority may be contemplating against the Company.

Item 3. Changes in and Disagreements with
Accountants.

       No independent accountant has resigned or been dismissed within the past two fiscal years.

Item 4.  Submission of Matters to a Vote of
Security Holders.

       The following amendments to the
Company's Certificate of Incorporation were adopted by the Company's shareholders by shareholder consent pursuant to section 228 of the Delaware corporate statute, and after the recommendation of such amendments by resolution of the Company's Board of Directors, during the last quarter of the fiscal year covered by this report:

1. On May 28, 1996, the Company changed its name from "Tower Broadcast, Inc." to "Tengtu
International Corp."

2.     Effective June 3, 1996, the Company
amended Paragraph 5 of its Certificate of Incorporation to read as follows:

 "5.   The maximum number of shares which the
Corporation shall have the authority to issue is:
(a) 100,000,000 (One Hundred Million) Shares of Common Stock having a par value of $.01 per share; and

(b)    10,000,000 (Ten Million) Shares of
Preferred Stock, having a par value of $.01 per share, being issuable in one or more series as hereinafter provided.

       Effective on the date upon which this
Certificate of Amendment of Certificate of Incorporation is duly filed (the "Effective Date"), every two (2) shares of the Common Stock outstanding is reverse split into one (1) share of Common Stock. The Board of Directors is authorized to determine by resolution all matters reasonably required by, or ancillary to, said reverse stock split, including but not limited to the manner and terms upon which new share certificates shall be issued, certificates for existing shares shall be surrendered, and fractional shares (if any) shall be issued."

Item 5.  Compliance with Section 16(a) of the
Exchange Act.

       Not Applicable.

Item 6. No reports of Form 8-K were filed during the last quarter of the period covered by this report.
Part F/S

                    TENGTU INTERNATIONAL CORP.

                       FINANCIAL STATEMENTS

            For the Years Ended June 30, 1995 and 1996

                        GERALD R. PERLSTEIN
                    Certified Public Accountant
               1260 S. Beverly Glen Blvd., Suite 106
                       Los Angeles, CA 90024

                                --

                     Telephone (310) 275-4650


Board of Directors
TENGTU INTERNATIONAL CORP.
Lynnwood, Washington

I have audited the accompanying statements of financial position of TENGTU INTERNATIONAL CORP. as of June 30, 1995 and
1996 and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.
My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TENGTU INTERNATIONAL CORP. as of June 30, 1995 and 1996 and the results of the operations, shareholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Gerald R. Perlstein
Los Angeles, California
August 27, 1996


                            TENGTU INTERNATIONAL CORP.

                         Statements of Financial Position

                                      ASSETS

                                                       June 30

                                            1996                     1995
CURRENT ASSETS:
   Cash                                    500,000                   -
   TOTAL CURRENT ASSETS    $500,000                   -

OTHER ASSETS:
        Investment in Joint Venture    250,000                   -
        Revivor Costs                          576                 576

        TOTAL OTHER ASSETS      250,576                 576

TOTAL ASSETS                         750,576                 576

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts Payable                 2,989                   -

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
        Preferred Stock, Par Value $.01,
        10,000,000 shares and 5,000,000
        Shares Authorized at June 30, 1996
        and 1995, respectively
        Issued and Outstanding - None     --                    --

        Common Stock, Par Value $.01,
        100,000,000 Shares and 50,000,000
        Shares Authorized;
        Issued and Outstanding
        15,377,750 and 385,500
        at June 30, 1996 and 1995,
        respectively                     153,778                 3,856

        Paid-in capital                859,095               249,767

        Accumulated deficit during
        the development stage      (265,286)             (253,047)

TOTAL SHAREHOLDERS'
 EQUITY                             747,587                   576

TOTAL LIABILITIES AND
 SHAREHOLDER'S EQUITY
                                       $750,576                  $576



                            TENGTU INTERNATIONAL CORP.

                             Statements of Operations
                    For the Years Ended June 30, 1996 and 1995


                                                         June 30

                                                     1996                      1995

REVENUES                                       None                    None

GENERAL AND
 ADMINISTRATIVE EXPENSES           $12,239                  None

NET LOSS                                       $12,239                  None



                            TENGTU INTERNATIONAL CORP.

                        Statements of Shareholders' Equity
                    For the Years Ended June 30, 1996 and 1995





                                         Common No.     Stock         Paid-In
                                          of Shares      Amount        Capital


Balance June 30, 1994              1,190,600        $11,906       $289,101

Adjustment of Treasury Stock       (419,600)        (4,196)        (42,764)
One for Four Stock Split             (578,250)        (5,782)          5,782
Two for One Stock Split              192,750          1,928          (1,928)
Revalue Asset                                                                (1,000)
Contributed Capital                                                              576
Net Profit

Balance June 30, 1995                385,500          3,856        249,767

One for Two Stock Split            (192,750)        (1,928)          1,928
Issu. of Common Stock
 for Services Rendered                185,000          1,850          7,400
Issu. of Common Stock           13,000,000       130,000       520,000
Issu. of Common Stock
 for Acquisition                      2,000,000         20,000        80,000
Net Loss

Balance June 30, 1996             15,377,750       $153,778       $859,095


There are 10,000,000 shares of Preferred Stock authorized. None have been issued.













                            TENGTU INTERNATIONAL CORP.

                        Statements of Shareholders' Equity
                    For the Years Ended June 30, 1996 and 1995



                                                                  Total
                                     Treasury       Retained      Shareholders'
                                      Stock         Deficit <F1>  Equity


Balance June 30, 1994              $(46,960)     $(253,047)      $1,000

Adjustment of Treasury Stock          46,960                        -0-
One for Four Stock Split                                                -0-
Two for One Stock Split                                                 -0-
Revalue Asset                                                          (1,000)
Contributed Capital                                                      576
Net Profit                                                  -0-            -0-

Balance June 30, 1995                    -0-      (253,047)          576

One for Two Stock Split                                                -0-
Issu. of Common Stock
 for Services Rendered                                               9,250
Issu. of Common Stock                                              650,000
Issu. of Common Stock
 for Acquisition                                                       100,000
Net Loss                                               (12,239)       (12,239)

Balance June 30, 1996                    -0-     $(265,286)       $747,587

<F1>
Accumulated deficit during the development stage.

There are 10,000,000 shares of Preferred Stock authorized. None have been issued.

                            TENGTU INTERNATIONAL CORP.

                             Statements of Cash Flows
                    For the Years Ended June 30, 1996 and 1995

                                                                June 30
                                                    1996                       1995

OPERATING ACTIVITIES:
        Net Loss                              $(12,239)

Adjustments to reconcile net income to
net cash provided by operating activities:
        Changes in operating assets                                       $424
        Increase in accounts payable           2,989
        Issuance of common stock for
         services                                   9,250

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:                     -0-                    424

INVESTING ACTIVITIES:
        Investment in Joint Venture          (150,000)

NET CASH USED IN INVESTING
        ACTIVITIES:                          (150,000)

FINANCING ACTIVITIES:
        Issuance of Common Stock             650,000
        Contributed capital                                                 576
        Revaluation of assets                                             (1,000)

NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES:            650,000                 (424)

        Increase in Cash                          500,000                   -0-
        Cash at beginning of year                      -0-                   -0-

CASH AT END OF YEAR                                $500,000                  $-0-

SUPPLEMENTAL CASH FLOW INFORMATION:
        Issuance of common stock for
        acquisition (2,000,000) shares              100,000


                    TENGTU INTERNATIONAL CORP.
                   NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 1996 AND 1995

1.  ORGANIZATION AND NATURE OF BUSINESS:

Tengtu International Corp. (the Company) was incorporated in the State of Delaware on May 6, 1988 (as Galway Capital Corporation), as a Development Stage Enterprise. The Company's business was to seek potential business ventures. During fiscal year 1990-1991, the Company ceased operations and was inactive until May, 1996. In August, 1993 the Company was renamed
Tower Broadcast, Inc.

In May, 1996 the control of the Company was acquired by several individuals for the purpose of acquiring certain interests in a Chinese foreign joint venture company. This joint venture has been licensed by the Chinese government to produce and distribute electronic educational software to the Chinese elementary, junior and middle school system which number approximately 900,000 schools. On May 24, 1996 the Company was renamed to its current name.

The Company has changed from a year-end basis of reporting for financial and tax purposes to a fiscal year beginning July 1.

2.  SHAREHOLDERS' EQUITY:

The Board of Directors, which had obtained formal consent from shareholders, authorized the following resolutions on the dates indicated:

       March 30, 1995:
       a.     Increased the authorized Common Stock to
              50,000,000 shares at $.01 par value
       b.     Increased the authorized Preferred Stock to
              5,000,000 shares at $.01 par value
       c. Reverse split the outstanding common shares one for four shares

       June 15, 1995:
       a. Split the outstanding common shares two for one shares

       May 29, 1996:
       a.     Increased the authorized Common Stock to
              100,000,000 shares at $.01 par value
       b.     Increased the authorized Preferred Stock to
              10,000,000 shares at $.01 par value
       c. Reverse split the outstanding common shares one for two shares
       d. Issued 185,000 common shares, under Rule 701, for services rendered.

Effective on June 30, 1996 the Company issued 13,000,000 shares (6,170,000 under Rule 504 and 6,830,000 under Section 4(II)) of its Common Stock for cash at $.05 per shares, or in kind, and an additional 2,000,000 shares (Rule 144 restrictions) for the acquisition of a 49% interest in a Chinese foreign joint venture.

3.  WARRANTS

The Company has 8,750,000 warrants outstanding which are exercisable at $1.00 each. Two million of the warrants are exercisable on or before July 31, 1997, and six million seven hundred and fifty thousand warrants are exercisable on or before July 31, 1998.

4.  INVESTMENT IN JOINT VENTURE

Bluelake Industries Limited, (Bluelake) a Washington State company, owned a 49% profit interest in a Chinese foreign joint venture named Beijing Tengtu United Electronic Development Co. (Tengtu United). Effective June 30, 1996, Bluelake sold its interest in the joint venture to the Company for 2,000,000 common shares of the Company, valued at $.05 per share, and $100,000 cash. The Company has agreed to raise $12,000,000 to provide working capital for Tengtu United, in increments ending July 31, 1997. Tengtu United is a Chinese foreign joint venture company that was formed for the purpose of assuming the business of Tengtu China, which is an operating Chinese company owned by three major Chinese State computer companies, whose focus is the production and distribution of Chinese educational software in China. Funds provided by the Company are for the working capital of the joint venture, and have been capitalized.

Two of the major shareholders and directors of the Company are also major shareholders and directors of Bluelake.

5.  COMMITMENTS AND CONTINGENCIES

The Company is committed to raise not less than $12,000,000 in working capital to be provided to the joint venture (see subsequent note). The Company intends to make its investment of the $12,000,000 through a wholly owned Barbadian subsidiary.

The Company is not presently a party to any litigation.

The Company has offices in Lynnwood, Washington and Vancouver, Canada which it shares with shareholders of the Company and for which it pays no rent.

6.  REVIVOR COSTS

In March, 1995, in order to revive the Company's charter with the State of Delaware, which had been suspended for non-payment of taxes, a major shareholder paid the outstanding taxes, and contributed these funds to the capital of the Company. These costs have been capitalized and will be amortized over sixty months beginning July 1, 1996.

7.  INCOME TAXES

The Company owes no Federal Income Taxes. Tax returns have been filed through December 31, 1995. The Company has requested a change of its tax accounting fiscal year to end on June 30, 1996. A short period tax return will be filed. Net operating loss carry forwards have been lost due to the change of ownership in 1995.

8.  SUBSEQUENT EVENTS

In August 1996 the Company issued a private placement memorandum offering to raise $13,500,000 by the issuance of 3,000,000 units at $4.50 per unit. This is an offshore transaction and units will not be offered to any person in the United States nor will the offering be registered under the United States Securities Act of 1933. Since July 1, 1996 the Company has provided approximately $500,000 towards its commitment to provide working capital for the joint venture.



Part III

Item 1.  Index to Exhibits

NOT APPLICABLE -- THERE ARE NO EXHIBITS

Item 2.  Description of Exhibits

NOT APPLICABLE -- THERE ARE NO EXHIBITS


SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       (Registrant)  TENGTU INTERNATIONAL CORP.

By:       /s/Pak Kwan Cheung

By:         /s/Steven P. Dadson

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
EXCHANGE ACT BY NON-REPORTING ISSUERS

There were no annual reports to security holders covering the registrant's last fiscal year. There were no proxy statements, forms of proxy or other proxy soliciting materials sent to more than ten of the registrant's security holders with respect to any annual or other meeting of shareholders.