Form 10QSB
period 1996-09-30
TENGTU INTERNATIONAL CORP
filed 1996-11-14
CIK 847597

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549



                                Form 10-QSB



(Mark One)

X   Quarterly report under section 13 or 15(d) of the

Securities Exchange Act of 1934 for the quarterly period

ended September 30, 1996.



____Transition report under section 13 or 15(d) of the

Securities Exchange Act of 1934 for the transition period

from _________ to _________.



Commission File No:   33-27707



                           TENGTU INTERNATIONAL CORP.

                  (Name of small business in its charter)



Delaware                                  77-0407366

(State or other                      (IRS Employer Id. No.)

jurisdiction of Incorporation)



19105 36th Avenue, Suite 207           98037

Linwood, Washington

(Address of Principal Office)        Zip Code



Issuer's telephone number:    (604)685-3234



Check whether the issuer (1) filed all reports required to

be filed by Section 13 or 15(d) of the Securities

Exchange Act during the past 12 months (or for such

shorter period that the registrant was required to file such reports), and (2) has been subject to such filing

requirements for the past 90 days. Yes  X   No ____



Applicable only to issuers involved in bankruptcy

proceedings during the past five years



Check whether the issuer has filed all documents and

reports required to be filed by Section 12, 13 or 15(d) of

the Exchange Act after the distribution of securities under

a plan confirmed by a court. Yes ____  No ____



Applicable only to corporate issuers



State the number of shares outstanding of each of the

issuer's classes of common equity, as of the latest

practicable date:  16,099,972 shares outstanding

as of September 30, 1996.



Transitional Small Business Disclosure

Format (Check one):

Yes   X     No  ____
PART 1 - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS



         The unaudited financial statements of registrant

for the three months ending October 31, 1996, follow.  The

financial statements reflect all adjustments which are,

in the opinion of management, necessary to a fair statement

of the results for the interim periods presented.



FINANCIAL STATEMENTS

TENGTU INTERNATIONAL CORP.

(A Development Stage Company)



Quarter Ended September 31, 1996
TENGTU INTERNATIONAL CORP.

(A Development Stage Company)





Index to Financial Statements





Balance Sheet

Statement of Loss and Deficit

Statement of Cash Flows

Notes to Financial Statements
TENGTU INTERNATIONAL CORP.

DEVELOPMENT STAGE COMPANY)

BALANCE SHEET AS OF AND FOR THE

THREE MONTHS ENDED SEPTEMBER 30, 1996



(UNAUDITED)








                                        1996              1995




ASSETS



CURRENT ASSETS:

Cash                                 604,847               -0-



OTHER ASSETS:

Investment in Joint

 Venture                           1,540,000                 -

Revivor Costs                            576               576



TOTAL ASSETS                       2,145,423               576



LIABILITIES AND SHAREHOLDERS'

EQUITY



CURRENT LIABILITIES

Accounts payable                       5,443                 -



SHAREHOLDERS' EQUITY

Common stock, $.01 par value

 100,000,000 shares and

 50,000,000 shares authorized

 Issued and Outstanding

 16,099,972 and 385,500

 at September 30, 1996

 and 1995 respectively               161,000             3,856



Preferred stock, $.01 par value

 10,000,000 shares and 5,000,000

 shares authorized at September

 30, 1996 and 1995 respectively.

 Issued and outstanding                  -0-               -0-





Paid-in Capital                    2,476,873           249,767



Accumulated deficit during

 the development stage             (497,893)         (253,047)



Total shareholder's equity         2,139,980               576



TOTAL LIABILITIES

AND

SHAREHOLDERS' EQUITY               2,145,423               576



/TABLE

TENGTU INTERNATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF LOSS AND DEFICIT

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 1996



(UNAUDITED)













                                        1996              1995




EXPENSES

 Accounting fees                       2,649                 -

 Bank charges                            159                 -

 Corporate development

   expenses                          210,003                 -

 Legal                                 4,518                 -

 Office                                  926                 -

 Salaries and benefits                10,024                 -

 Telephone                               229                 -

 Transfer Agent                        1,110                 -

 Travel                                2,988                 -



NET LOSS                             232,607                 -



Deficit, beginning of

   period                            265,286           253,047



Deficit, end of period               497,893           253,047



/TABLE

TENGTU INTERNATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN

FINANCIAL POSITION FOR THE

THREE MONTHS ENDED

SEPTEMBER 30, 1996



(UNAUDITED)





                                        1996              1995




Cash provided by (used in)

 Operating Activities



Net loss                           (232,607)                 -

Increase (decrease) in

 accounts payable                      2,454                 -



Cash provided by (used in)

 Financing Activities



Common shares issued               1,625,000                 -



Cash provided by (used in)

 Investing Activities



Decrease (increase) in

 investments                     (1,290,000)                 -



Increase in Cash                     104,847               -0-



Cash and equivalents at

 beginning of period                 500,000               -0-

Cash and equivalents at

 end of period                       604,847               -0-



As Represented By:

 Cash In Trust                       569,177               -0-

 Bank                                 35,671               -0-



Balance                              604,847               -0-

/TABLE

TENGTU INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

THREE MONTHS ENDED

SEPTEMBER 30, 1996

(UNAUDITED)





1.  ORGANIZATION AND NATURE OF BUSINESS



Tengtu International Corp. (the "Company") was incorporated in the State of Delaware on May 6, 1988, as Galway Capital

Corporation, a Development Stage Enterprise.  The Company's

business was to seek potential business ventures.  During fiscal year 1990-1991, the Company ceased operations and was inactive until May 1996.  In August 1993, the Company was renamed

Tower Broadcast, Inc.



In May 1996, the control of the Company was acquired by several individuals for the purposes of acquiring certain interests in a

Chinese foreign joint venture company.  This joint venture has been licensed by the Chinese government to produce and distribute electronic educational software to the Chinese elementary, junior and middle school system which number approximately 900,000

schools.  On May 24, 1996, the Company was renamed to its

current name.



The Company has changed from a year-end basis of reporting for financial and tax purposes to a fiscal beginning July 1.



2.  SHAREHOLDERS' EQUITY



In August, 1996, the Company issued a private placement

memorandum offering to raise $13,500,000 by the issuance of

6,000,000 shares at $2.25 per share.  This is an offshore

transaction and shares will not be offered to any persons

in the United States, nor will the offering be registered

under the United States Securities Act of 1933.  As of the

date of these statements, the Company has issued 722,222

common shares at $2.25 upon receipt of $1,625,000.



3.  WARRANTS



The Company has 8,750,000 warrants outstanding which are

exercisable at $1.00 each.  Two million of the warrants are

exercisable on or before July 31, 1997, and six million seven hundred and fifty thousand warrants are exercisable on or before

July 31, 1998.



4.  INVESTMENT IN JOINT VENTURE



Effective June 30, 1996, the Company purchased a 49% profit

interest in a Chinese foreign joint venture named Beijing Tengtu

United Electronic Development Co. ("Tengtu United").  The

Company has agreed to raise $12,000,000 to provide working

capital for Tengtu United, in increments ending July 31, 1997.

Tengtu United is a Chinese foreign joint venture company that was formed for the purpose of assuming the business of Tengtu China,

which is an operating Chinese company owned by three major

Chinese State computer companies, whose focus is the production and distribution of Chinese educational software in China.  Funds provided by the Company are for the working capital of the joint venture and have been capitalized.



5.  COMMITMENTS AND CONTINGENCIES



The Company is committed to raise no less than $12,000,000 in working capital to be provided to the joint venture (see subsequent note).  The Company has offices in Lynnwood, Washington and

Vancouver, Canada.



The Company is not presently a party to any litigation.



6.  SUBSEQUENT EVENTS



In August, 1996, the company issued a private placement

memorandum offering to raise $13,500,000 by the issuance of

6,000,000 shares at $2.25 per share.  This is an offshore

transaction and shares will not be offered to any person in

the United States nor will the offering be registered under

the United State Securities Act of 1933.  Since September

30, 1996, the Company has provided approximately $2,557,000

towards its commitment to provide working capital for the

joint venture.





ITEM 2.  MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION



     On June 30, 1996, the Company's wholly owned Barbadian

subsidiary, Tengtu Enterprises, Limited (the "Subsidiary"),

was assigned the right to acquire a 49% interest in the profits of Beijing Tengtu United Electronics Development Co., Ltd.

("Tengtu United").  Tengtu United is a sino foreign joint

venture company approived by the Peoples Republic of China

to produce and distribute educational software to the

elementary, junior and middle schools in China.



     The right of the Company to acquire a 49% interest in

the profits of Tengtu United is contingent, among other things,

upon the Company's ability to provide twelve million dollars

U.S. (U.S. $12,000,000) to Tengtu United no later than July

30, 1997.



     The Company is currently engaged in a private placement

offering of its securities for the purpose of raising the funds necessary to complete its investment in the joint venture.  The

Company's plan of operation for the remainder of its current fiscal year, which ends June 30, 1997, and for the twelve months following the date of this report on Form 10-QSB, is to raise sufficient funds through the sale of its securities, to complete its $12,000,000 investment in Tengtu United on or before July 30,

1997.  There is no assurance that the Company will be able to meet this objective.



Part II



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



         (a)  EXHIBIT 27 - FINANCIAL DATA

SCHEDULE



         (b)  REPORTS ON FORM 8-K - One Form 8-K report was

filed by the Company during this last quarter.  This Form 8-K reported:  (1) a change in the Company's fiscal year from a

calendar year to a fiscal year ending on June 30 of each year;

and (2) the Company's resumption of reporting under Section 15(d)

of the Exchange Act.  No financial statements were filed with this Form 8-K.  The date of this report was August 22, 1996.





Signatures



In accordance with the requirements of the Exchange Act,

the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.









TENGTU INTERNATIONAL CORP.

(Registrant)



Date: November 14, 1996



/s/Pak Kwan Cheung



Pak Kwan Cheung, President