Form 10KSB/A
period 1996-06-30
TENGTU INTERNATIONAL CORP
filed 1996-12-11
CIK 847597

SECURITIES AND EXCHANGE
                     COMMISSION
               Washington, D.C. 20549

                     FORM 10-KSB/A
       (Mark One)
       __ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee
       Required] for the fiscal year ended June 30, 1996.
       X Transition report under section 13 or 15(d) of the Securities Exchange Act of
       1934 [No Fee Required] for the transition period from January 1, 1996 to June 30,
       1996.

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