Form 10KSB
period 1998-06-30
TENGTU INTERNATIONAL CORP
filed 1998-10-16
CIK 847597

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1997.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ...........to...............



                           TENGTU INTERNATIONAL CORP.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


DELAWARE                                                    77-0407366
--------------------------------------------------------------------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification
Number)


                   Suite 3825
                   First Canadian Place, 100 King Street West
                   TORONTO, ONTARIO, CANADA              M5X 1E3
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (416) 368-8400
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

     Not Applicable.



Securities registered under Section 12(g) of the Exchange Act:

     Not Applicable.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No X
                                                                      ---   ---

         Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State the issuer's revenues for its most recent fiscal year.

         Tengtu International Corp.'s revenues from continuing operations for the fiscal year ended June 30, 1997 were $2,135,066.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                    Aggregate market value of stock held by non-affiliates was approximately, $11,104,524.00 as of June 30, 1997. There were a total of approximately 13,667,107 shares held by non-affiliates as of such date.

        (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE
                                     YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes    No X
                                                                 ----  ---

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,797,107 shares outstanding as of June 30, 1997.


                       DOCUMENTS INCORPORATED BY REFERENCE

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

         The only document incorporated by reference is the Company's 8-K filed September 24, 1997.

         Transitional Small Business Disclosure Format (Check one): Yes    No X
                                                                       ---   ---

                                     PART 1
                                     ------


ITEM 1.  DESCRIPTION OF BUSINESS
-------  -----------------------

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

         On May 28, 1996, the Company changed its name to Tengtu International Corp. This name change was accomplished to reflect the Company's intended business direction and its likely future affiliation with certain Chinese firms in the Chinese educational software industry.

THE BUSINESS OF TENGTU INTERNATIONAL CORP.

         The Company's principal activities, which are carried out through its subsidiaries, are the development and marketing of educational software and other forms of electronic publishing in China and North America. In North America, the Company focuses on product development, acquisition and licensing of intellectual properties for sale in China and international marketing services. In China, the Company focuses on product development, animation and cartoon services, sales and distribution in China, as well as establishing strategic relationships in China.

         On June 30, 1996 BlueLake Industries ("BlueLake") assigned its 49% joint venture interest in People' Republic of China ("PRC") chartered corporation known as Beijing Tengtu United Electronics Development Co. Ltd. ("Tengtu United") to the Company. Tengtu United is PRC-approved as a sino foreign joint venture company. The other joint venture partner of Tengtu United is Tengtu China. Tengtu China is a PRC state company controlled by three other PRC state companies: Legend Computer Group, Taiji Computer Corporation, and Great Wall Computer Group. These companies, in turn, are controlled by either the Chinese Academy of Science or the Ministry of Electronics.

         Tengtu United produces and distributes Chinese educational software for the kindergarten to 12th grade educational market. Tengtu United has over 120 educational software titles, which include 30 CD-ROM programs, which are distributed to Chinese schools and also to the Chinese home market. Tengtu United works with The Peoples Education Press, the exclusive producer and distributor of text material in China.

DISTRIBUTION AND MARKETING

         The Company will distribute products to schools in China through the People's Education Press as well as through Chinese Government bookstores. The Company also uses the sales outlets and dealers of the Company's three joint venture partners.

BUSINESS FACTORS

         The following factors may affect the Company's business: PRC regulation of intellectual property, continuation of the Company's mandate from, and relationship with, the Chinese Government, continuation of the Company's support from the Chinese State Education Commission, provincial funding of schools in China, software and state licensing of the same; PRC regulation of Chinese partnerships with foreign companies; software piracy; and unanticipated technological changes rendering current software formats obsolete.

COMPETITION

         The Company's competition consists of a number of Chinese software companies as well as several Western software developers.

RESEARCH AND DEVELOPMENT ACTIVITIES

         Over the past two fiscal years, the Company has incurred research and development costs of $1,041,092.

EMPLOYEES

         The Company, exclusive of subsidiaries, has five total employees of which all are full time employees.

ITEM 2.  DESCRIPTION OF PROPERTY
-------  -----------------------

         The Company has no significant physical properties. The Company's property and equipment is set forth in its financial statements below.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

         The Company is not currently a party to any pending legal proceeding, nor does the Company know of any proceeding that any governmental authority may be contemplating against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         A special meeting of the shareholders of the Company was held on April 2, 1997 at 10:30 a.m., Eastern Standard Time, at the offices of Battle Fowler LLP, 75 East 55th Street, New York, New York 10022.

         The following matters were voted upon at the special meeting:

FIRST PROPOSAL

         The Company sought approval of an amendment to the Company's Certificate of Incorporation (i) to eliminate this provisions of paragraph 7 requiring unanimous written consent of the shareholders of the Company to act without a meeting and (ii) to eliminate the provisions in paragraph 9 dividing the Board of Directors into three separate classes.

         The First Proposal was approved by a majority of the shareholders of the Company by the following vote: 11,805,000 for, 0 against, 0 abstentions.

SECOND PROPOSAL

         The Second Proposal sought removal of Michael Cornelissen as a Director of the Company.

         The Second Proposal was approved by a majority of the shareholders of the Company by the following vote: 11,805,000 for, 0 against, 0 abstentions.

THIRD PROPOSAL

         The Third Proposal sought election of the following directors: Pak Cheung, Francis Fox, Jing Lian, Nan Hai, Gordon Reid and John Watt, to serve until the next annual meeting of the shareholders or until their successors shall have been duly elected.

         Election of each of the above Directors was approved by a majority of the shareholders of the Company by the following votes: 11,805,000 for, 0 withheld.

                                     PART 2
                                     ------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------  ---------------------------------------------------------

         The principal market where the Company's common equity is traded is the National Association of Securities Dealers Bulletin Board. There were no trades in the Company's stock during the fiscal year ended June 30, 1996. During the first quarter of 1997, the high and low sales prices of the Company's stock were 3 1/8 and 1 1/4. During the second quarter of 1997, the high and low sales prices of the Company's stock were 1 3/8 and 5/16.

         As of June 30, 1997 there were approximately 368 holders of record of the Company's common equity.

         No dividends have been declared by the Company during the last two fiscal years. There are no restrictions which affect or are likely to affect the Company's ability to pay dividends in the future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------  ---------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         During the fiscal year ended June 30, 1997, Tengtu International Corporation (the "Company") raised $7,693,527 pursuant to Regulation S and
Section 4(2) of the Securities Act of 1933 as amended. Of that amount, $6,000,000 was used for the Company's initial investment in Tengtu United. Prior to June 30, 1997, Tengtu United completed research and development of more than 30 CD-ROM educational and entertainment software programs. Tengtu United had total sales of $2,135,066 for the fiscal year ended June 30, 1997.

         TIC Beijing Electronics Co. Ltd. ("TIC Beijing"), a wholly-owned subsidiary, was formed in December 1996 with $500,000 initial capital. TIC Beijing was in the process of establishing an animation center in Beijing for TV programming during the fiscal year ended June 30, 1997.

         The Company formed Iconix International, Inc. ("Iconix") in May 1997 in Toronto, Canada to acquire Usernet, an educational software network package for schools, from Unisys Canada, Inc. The Company invested $214,000 (Canadian) for a 61% initial interest in Iconix. The Iconix officers and employees own the remaining 39%.

         During the fiscal year ended June 30, 1996, and in July 1996, the Company raised $760,000 pursuant to a private placement under Rule 504 promulgated by the Securities and Exchange Commission. During that fiscal year, the Company was engaged in start-up activities, including investing in start-up or existing businesses engaged in educational software and electronic publishing.

         For the fiscal year ended June 30, 1997, the Company had a net operating loss of $3,868,453 with a negative cash flow from operations of $4,379,940. Under the restated Tengtu United Joint Venture Agreement, the Company now owns 57%, and upon completion of a major financing is required to contribute another $6,000,000 in capital to the joint venture. As a result, the Company was dependent on external sources of financing to make such contribution and any additional financing which may be required for its operations.

RESULTS OF OPERATIONS

REVENUES
--------

         For the fiscal year ended June 30, 1997, the Company derived revenues of $2,135,066 from Tengtu United.

GROSS PROFIT

         For the fiscal year ended June 30, 1997, the Company's gross profit was $1,155. As sales volume increases, overhead and general and administrative costs per unit are expected to decrease, resulting in increased gross profits.

RESEARCH AND DEVELOPMENT, SELLING,
GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

         The Company incurred Research and Development costs of $1,041,092 which were attributable to the development of educational and entertainment software programs.

         General and administrative expenses were approximately $2,627,000, which consisted of the following:

         Consulting                                           $ 675,000
         Salaries & Benefits                                    510,000
         Travel, Meals & Entertainment                          191,000
         Accounting and Audit                                   121,000
         Legal                                                  500,000
         Rent                                                   235,000
         Miscellaneous                                          395,000


OTHER COSTS

         In September and October of 1996, the Company made three payments to two vendors, totaling $111,620. These payments were authorized by a former Company officer and former legal counsel. The Funds were drawn from counsel's trust account, which contained the proceeds of prior securities offerings, without proper supporting documentation. The Company has not yet been able to determine if these payments were made for valid business reasons. The Company intends to continue its efforts to determine the nature of these payments. It will pursue legal remedies, if necessary, to recover such funds if the payments were not properly related to Company business.

PLAN OF OPERATIONS

         The Company believes that the electronic publishing industry is poised for significant growth and profitability in China. The Company intends to aggressively pursue the right to be China's licensed electronic publisher. This will give the Company the ability to import foreign materials under China's quota system, to expedite development of curriculum software and become the lead manager of China's electronic publishing industry distribution infrastructure.

         The Company also recognizes the potential importance of the movie and television industries in China. With state-of-the-art technology and capital resources obtained during the fiscal year ended June 30, 1997, the Company believes it is in a position to be a meaningful participant in this developing market in China.

         The Company is strongly-committed to invest in the joint venture and its wholly owned subsidiary in China. The amount of capital required to accomplish these goals is significant. The Company is now attempting to raise capital the additional required to execute its plan of operations.

ITEM 7.  FINANCIAL STATEMENTS

                           TENGTU INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES

                                    CONTENTS

                                                                         PAGE

Independent Auditor's Reports                                             F-1

Consolidated Financial Statements:

         Balance Sheet as of June 30, 1997                                F-2

         Statements of Operations for the years ended
           June 30, 1997 and 1996                                         F-3

         Statements of Stockholders' Equity for the years
           ended June 30, 1997 and 1996                                   F-4

         Statements of Cash Flows for the years ended
           June 30, 1997 and 1996                                         F-5

         Notes to Financial Statements                               F-6 to F-15

                              MOORE STEPHENS, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Tengtu International Corp.

We have audited the accompanying consolidated balance sheet of Tengtu International Corp. and its subsidiaries as of June 30, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tengtu International Corp. and its subsidiaries as of June 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                /s/ Moore Stephens, P.C.
                                                --------------------------------
                                                Moore Stephens, P.C.
                                                Certified Public Accountants

New York, New York
February 27, 1998

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                        $ 2,784,563
   Accounts receivable, net of allowance for
       doubtful accounts of $ -0-                                       263,700
   Prepaid expenses                                                     594,821
   Inventories                                                          474,453
   Advances to suppliers                                                303,323
   Other receivables                                                    126,500
                                                                    -----------
               Total Current Assets                                   4,547,360

PROPERTY AND EQUIPMENT, net                                           1,007,917

OTHER ASSETS                                                            208,684

TOTAL ASSETS                                                        $ 5,763,961
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $   320,879
   Accrued expenses                                                     668,130
   Due to related party                                                  74,128
   Other liabilities                                                     94,578
                                                                    -----------

       TOTAL CURRENT LIABILITIES                                      1,157,715

COMMITMENTS

STOCKHOLDERS' EQUITY

   Preferred stock, par value $.01 per share; authorized
     10,000,000 shares, issued -0- shares
   Common stock, par value $.01 per share; authorized
     100,000,000 shares; issued 18,797,107 shares                       187,972
   Additional paid in capital                                         8,668,428
   Accumulated deficit                                               (4,133,739)
   Cumulative translation adjustment                                    (15,631)
                                                                    -----------
                                                                      4,707,080
   Less: Treasury stock, at cost, 78,420 common shares                     (784)
Less: unamortized portion of deferred compensation                     (100,000)
       Total Stockholders' Equity                                     4,606,246

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 5,763,961
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 1997

SALES                                                               $ 2,135,066

COST OF SALES                                                         2,133,911

GROSS INCOME                                                              1,155

OPERATING EXPENSES
   Research and development                                           1,041,092
   General and administrative                                         2,627,152
   Advertising                                                           41,793
   Selling                                                               81,875
   Depreciation and amortization                                         66,992
                                                                    -----------
                                                                      3,858,904
OTHER INCOME
   Interest income                                                      100,916
   Other costs (Note 13)                                                111,620
                                                                    -----------
                                                                        (10,704)
NET LOSS                                                            $(3,868,453)
                                                                    ===========

LOSS PER SHARE OF COMMON STOCK                                      $      (.22)

WEIGHTED AVERAGE NUMBER OF SHARES                                    17,470,174



   The accompanying notes are an integral part of these financial statements.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 1997

                                                                                                 Unamortized
                                             Additional               Cumulative     Treasury     Portion of
                                Common       Paid in     Accumulated  Translation      Stock      Deferred   Stockholders'
                                 Stock       Capital       Deficit     Adjustment     at Cost   Compensation   Equity
                                 -----       -------       -------     ----------     -------   ------------   ------


Balance - June 30, 1996         $ 153,778   $   859,095   $ (265,286)   $    -0-        $ -0-         $ -0-    $   747,587

Issuance of common stock           34,194     7,659,333       -0-            -0-          -0-           -0-      7,693,527

Deferred compensation related
     to stock options issued
     below market value            -0-          150,000       -0-            -0-          -0-      (100,000)        50,000

Translation adjustment             -0-            -0-         -0-        (15,631)         -0-           -0-        (15,631)

Treasury stock                     -0-            -0-         -0-            -0-         (784)          -0-           (784)

Net loss                           -0-            -0-     (3,868,453)        -0-          -0-           -0-     (3,868,453)
                              -----------   -----------   ----------    --------        -----      --------    -----------

Balance - June 30, 1997       $   187,972    $8,668,428  $(4,133,739)   $(15,631)       $(784)  $  (100,000)   $ 4,606,246
                              ===========   ===========  ===========    ========        =====   ===========    ===========



The accompanying notes are an integral part of these financial statements.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 1997


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                       $(3,868,453)
   Adjustments to reconcile net loss to net cash used
       by operating activities:
               Depreciation and amortization                                           66,992
               Issuance of common stock for services                                        0
               Offset of software purchase price by licensing fee revenue             (54,180)
               Cumulative translation adjustment                                      (15,631)
               Noncash compensation expense on granting of stock options               50,000
               Adjustment of interest in joint venture                                 50,000
   Changes in operating assets and liabilities: Decrease (Increase) in operating assets:
               Accounts receivable                                                   (263,700)
               Prepaid expenses                                                      (612,635)
               Inventories                                                           (474,453)
               Advances to suppliers                                                 (303,323)
               Other receivables                                                      (98,240)
               Organization costs                                                     (10,294)
       Increase (Decrease) in operating liabilities:
               Accounts payable                                                       317,106
               Accrued expenses                                                       668,130
               Due to related party                                                    74,128
               Other liabilities                                                       94,578
                                                                                  -----------
               Net Cash Used by Operating Activities                               (4,379,975)
                                                                                  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment                                          (1,000,729)
       Investment in joint venture                                                          0
                                                                                  -----------
               Net Cash Used by Investing Activities                               (1,000,729)
                                                                                  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Issuance of common stock                                                     7,693,527
               Net Cash Provided by Financing Activities                            7,693,527
INCREASE IN CASH AND CASH EQUIVALENTS                                               2,312,823
CASH AND CASH EQUIVALENTS, beginning of year                                          500,000
                                                                                  -----------
CASH AND CASH EQUIVALENTS, end of year                                            $ 2,812,823
                                                                                  ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for acquisition (2,000,000 shares)                             $ -0-



The accompanying notes are an integral part of these consolidated financial statements.

                  TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       THE COMPANY

         Tengtu International Corp. (The "Company") was incorporated in Delaware on May 6, 1988 as Galway Capital Corporation for the purpose of seeking potential ventures. After operating as a Development Stage Enterprise through 1991, the Company became inactive and remained so until May 1996, when control of it was acquired by several individuals. On May 24, 1996 the Company changed its name to Tengtu International Corp. The Company's main activities, which are carried out through its subsidiaries, are the development and marketing of educational software and other forms of electronic publishing in China and Canada.


2.       SIGNIFICANT ACCOUNTING POLICIES

         a.     Principles of Consolidation

                The consolidated financial statements include the accounts of the Company and subsidiaries in which it owns more than a 50% equity interest, including a subsidiary with a year end of December 31, 1997; however, the subsidiary's financial books and records have been cut-off at June 30, 1997 to allow it to be included in these consolidated financial statements. Significant intercompany balances and transactions have been eliminated on consolidation. In accordance with Accounting Research Bulletin 51, the Company has charged to income the losses applicable to the minority interests as these losses are in excess of the minorities' interest in the equity capital of the subsidiaries.

         b.     Use of Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at June 30, 1997, and reported amounts of revenues and expenses during the fiscal year. Actual results could differ from those estimates.

         c.     Revenue Recognition

                Revenues from the sale of computer hardware and software is recognized when these products are delivered to the customer. Revenue from software license fees is recognized on a straight-line basis over the term of the license.

         d.     Inventories

                Inventories are priced at the lower of cost, on a weighted-average basis, or market and consist primarily of computer hardware and software.

                  TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         e.     Property and Equipment

                Property and equipment are stated at cost. Depreciation is provided primarily by the straight-line method over the estimated useful lives of the asses, which range from two to ten years.

         f.     Organization Costs

                These costs consist primarily of incorporation and business registration fees for subsidiaries of the Company and are being amortized on a straight-line basis over sixty months.

         g.     Goodwill

                Goodwill represents the excess of cost of an acquired subsidiary over the fair value of net assets acquired, and is being amortized on the straight-line basis over ten years. It is included in other assets.

         h.     Cash Equivalents

                The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

         i.     Income Taxes

                The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to determine deferred tax assets and liabilities. The deferred assets and liabilities are determined based upon the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are assumed to reverse.

                The Company files a consolidated return with its subsidiaries that are eligible to be consolidated. Separate provisions for income tax are calculated for subsidiaries that are not eligible for consolidation into the U.S. federal income tax return.

         j.     Earnings per Share

                Income per common and common equivalent share are computed based on the weighted average number of common shares outstanding. Due to the antidilutive effective of the assumed exercise of outstanding common stock equivalents at June 30, 1997 and June 30, 1996, earnings per share does not give effect to the exercise of these common stock equivalents in either year.

                  TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         k.     Advertising Expense

                The Company expenses advertising costs as incurred.

         l.     Impairment

                The Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment.

         m.     Foreign Currency Transactions/Translation

                Assets and liabilities of the financial statements of foreign subsidiaries are translated into U.S. dollars utilizing the exchange rate at the balance sheet date, and revenues and expenses are translated using average exchange rates in effect during the year. Translation adjustments are accumulated and recorded as a separate component of stockholders' equity.

                Foreign currency transactions are translated into U.S. dollars at the rate of exchange ruling on the date of the transaction. Material gains and losses from foreign currency translations are reflected in the financial statements in the period in which they are realized.

         n.     Stock-based Compensation

                On July 1, 1996, the Company adopted the disclosure requirements of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" for stock options and similar equity instruments (collectively, "options") issued to employees; however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issues to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

                  TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         o.     Software Costs

                Software development costs are capitalized if they are incurred after technological feasibility has been established. Purchased software is capitalized if it has an alternative future use. Research and development costs for new products or enhancement of existing software and purchased software that do not meet these requirements are expensed as incurred. Capitalized costs are amortized over the lesser of five years of the useful life of the related product.

3.       PROPERTY AND EQUIPMENT

                Property and equipment is comprised as follows:

                                                             June 30,
                                                               1997
                                                               ----

               Computer hardware                            $ 184,450
               Computer software                              217,582
               Furniture and fixtures                          39,527
               Automobiles                                    205,527
               Office equipment                               118,416
               Production equipment                           289,200
                                                           -----------
                                                            1,054,944
               Less: accumulated depreciation                 (47,027)
                                                           -----------
               Net Property and equipment                  $1,007,917
                                                           ===========


         Depreciation and amortization charged to operations for the year was $46,993, including $41,601 of depreciation and $5,392 of amortization of computer software costs.

4.       GOODWILL

         Goodwill represents the difference between the cost of an investment in a joint venture of $200,000 ($100,000 cash and 2,000,000 common shares valued at $.05 per share), and the net assets acquired of $0. The interest was purchased in June 1996 from a company controlled by a major shareholder and officer and director of the Company. The original interest acquired was 49%. The Company subsequently contributed $50,000 cash to the joint venture for the fiscal year ended June 30, 1996 and reported its investment in the joint venture as $250,000 in its balance sheet at that date. During the current fiscal year, the Company and its joint venturer restated their joint venture agreement to increase the Company's interest from 49% to 57%, effective retroactively to the date of the Company's purchase of its interest in the joint venture. Due to this increased interest, the Company has consolidated the joint venture in this year's financial statements and the $50,000 contribution from

                  TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

4.       GOODWILL (CONTINUED)

         fiscal 1996 has been eliminated on consolidation and is shown as an adjustment on the statement of cash flows.

5.       INCOME TAXES

         For the current year, none of the Company's operating subsidiaries will be included in its Federal income tax return as these are all foreign entities and are therefore ineligible for consolidation.

         The Company has accumulated approximately $2,262,000 of operating losses which may be used to offset future federal taxable income. The utilization of the losses expire in years from 2004 to 2012. Due to an ownership change in the year ended June 30, 1996, annual utilization of approximately $265,000 of the losses is expected to be limited to an estimated $60,000 by current provisions of Section 382 of the Internal Revenue Code, as amended.

         As the Company is not liable for either current or deferred income taxes for the years ended June 30, 1997 and 1996, respectively, no provision is shown on the statement of operations. The Company has recorded a deferred tax asset of approximately $769,000 at June 30, 1997 due principally to net operating losses. A valuation allowance of an identical amount has been recorded, as the Company believes that it is more likely than not that the losses will not be utilized. The allowance has the effect of reducing the carrying value of the deferred tax asset to $0. The change during the year in the valuation allowance was $769,000.

6.       WARRANTS

         The Company has 13,384,667 of warrants outstanding, which can be exercised to purchase a like number of shares of common stock at prices of $1.00 for 11,675,000 shares and $4.00 for 1,709,667 shares.
         2,000,000 of the warrants expire on July 30, 1997, 1,643,223 expire on August 30, 1997, 66,444 expire on November 28, 1997 and 9,675,000 expire on July 30, 1998.

7.       CONCENTRATION OF CREDIT RISK

         The Company operates through subsidiaries located principally in Beijing, China and Toronto, Canada; the administrative office is in Vancouver, Canada. The Company grants credit to its customers in both geographic regions. At June 30, 1997, approximately 97% of the accounts receivable balance was due from customers in China, with approximately 38% from one customer.

                  TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



7.       CONCENTRATION OF CREDIT RISK (CONTINUED)

         At June 30, 1997, the Company had approximately $218,000 of cash in excess of federally insured amounts and $2,439,000 of cash uninsured.

         The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

8.       COMMITMENTS

         The Company has entered into a number of operating leases for office space. The minimum rental payments on these leases are as follows:

                Year Ending
                  June 30,
               ------------
                  1998                      $400,700
                  1999                       416,900
                  2000                       337,800
                  2001                       334,800
                  2002                       348,800
                  Thereafter                  29,200
                                          ----------
                                          $1,868,200
                                          ==========

         Rent expense of $371,503 for the year ended June 30, 1997 has been charged as follows: $235,379 to general and administrative expense; $112,767 to research and development; $23,357 to selling expense. For the year ended June 30, 1996, the Company shared office space with certain of its stockholders and did not pay rent for this space.

         The Company has contracts with various executives and consultants. The minimum cash compensation due under these contracts is as follows:

                Year Ending
                  June 30,
               ------------
                  1998                      $572,000
                  1999                       509,000
                  2000                       274,000
                                          ----------
                                          $1,355,000
                                          ==========

         In addition to the cash compensation, the Company is committed to issue 600,000 common shares to certain of the executives and consultants, as well as 7,000 shares per month for each month of completed service to another of the consultants. All of the shares are to be issued at no cost at a time to be determined (see Note 13).

                  TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


8.       COMMITMENTS (CONTINUED)

         The Company is committed to contribute $6,000,000 to the joint venture (see Note 4) upon the completion of its next major financing.

         During the fiscal year ending June 30, 1998, the Company is committed to buy equipment and software of approximately $162,000.

9.       FOREIGN OPERATIONS

         The Company operates principally in two geographic areas: China and Canada. Following is a summary of information by area for 1997. For the year ended June 30, 1996, the Company had no sales and only incurred administrative expenses.

     Net sales to unaffiliated customers:
         China                                                      $ 2,125,700
         Canada                                                             -0-
                                                                    -----------
                                                                    $ 2,125,700
                                                                    ===========
     Loss from operations:
         China                                                      $(1,891,100)
         Canada                                                         (24,500)
                                                                    -----------
                                                                     (1,915,600)
     Other income                                                       110,300
     General corporate expenses                                      (2,063,100)
                                                                    -----------
     Net loss as reported in the
         accompanying statements                                    $(3,868,400)
                                                                    ===========
     Identifiable assets:
         China                                                      $ 4,561,500
         Canada                                                         252,500
                                                                    -----------
                                                                      4,814,000
     General corporate assets                                           950,000
                                                                    -----------
     Total assets as reported in the
         accompanying balance sheet                                 $ 5,764,000
                                                                    ===========

         There were no interarea sales in fiscal 1997. Identifiable assets are those that are identifiable with operations in each geographical area. General corporate assets consist primarily of cash, cash equivalents, fixed assets, and prepayments.

                  TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



10.      RELATED PARTY TRANSACTIONS

         In the normal course of business with the joint venturer, the Company incurred a payable balance of $74,128. During 1997 the Company incurred consulting and related expenses of approximately $693,700 (1996-$0) from officers and directors of the Company or its subsidiaries or companies controlled by these officers and directors. Approximately $196,800 of this amount was paid during the year.

11.      STOCK OPTIONS

         In April 1997, the Company granted options to an employee to purchase 150,000 shares of common stock at one-third of the market price of the stock at the date of grant. As the market price at that date was $1.50 per share, the option price is $.50 a share. The options are vested equally over three years, beginning with the year ended June 30, 1997. Because the exercise price of the options was below the market price at the date of grant, the Company has recorded deferred compensation expense of $150,000 in accordance with APB Opinion No. 25 and related interpretations. The deferral will be recognized ratably over three years, with $50,000 being charged to operations for the year ended June 30, 1997.

         Had the Company elected to recognize compensation expense using the fair value method prescribed by SFAS 123, the Company's net loss and net loss per share would be reduced to the pro forma amounts indicated below:

                                                          YEARS ENDED JUNE 30
                                                          -------------------
                                                         1997              1996
                                                         ----              ----

               Net Loss as Reported                   $(3,868,453)     $(12,239)
               Pro Forma Net Loss                      (3,882,787)
               Loss Per Share as Reported                    (.22)
               Pro Forma Loss Per Share                      (.22)

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of stock options granted to employees used in determining pro forma amounts is estimated at $1.29 during 1997. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model for the pro forma amounts with the following weighted average assumptions:

                  TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


11.      STOCK OPTIONS (CONTINUED)

                                                   DECEMBER 31, 1997
                                                   -----------------

               Risk Free Interest Rate                     6.5
               Expected Life                               1.8
               Expected Volatility                         16.2
               Expected Dividends                          None

12.      AUTHORITATIVE PRONOUNCEMENTS

         In September 1996 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The statements prescribes accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and is effective for transfers and servicing financial assets and extinguishment of liabilities after December 31, 1996.

         The Company does not expect the adoption of SFAS No. 125 to have a material effect on its financial statements due to a minimal investment in financial assets.

         In February 1997 the FASB released SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information About Capital Structure," both effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. The statement requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share include no dilution and is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity in a manner similar to fully diluted earnings per share. The Company has not analyzed SFAS No. 128 sufficiently to determine its long-term impact on per share reported amounts; however, the statement is not expected to have a material impact on historically reported per share profit/loss amounts.

         SFAS No. 129 does not change any previous disclosure requirements but instead consolidates existing disclosure requirements for ease of retrieval

         The FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in June 1997. Both are effective for financial statements for fiscal years beginning after December 15, 1997. The Company will adopt both statements on July 1, 1998. Financial position and results of operation are not expected to be materially affected by adoption of the statements.

                  TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


13.      OTHER COSTS

         In September and October of 1996, the Company made more payments to two different vendors totaling $111,620. These payments were made by a former officer of the Company. However, the Company does not appear to have supporting documentation showing that those payments were for the benefit of the Company and has not been able to obtain such documentation from the payees. Without this supporting documentation, the Company cannot determine if these payments were for valid business reasons and, therefore, the total of the payments is shown as a separate line item on the Statement of Operations.

14.      SUBSEQUENT EVENTS

         The contract of one of the Company's consultants was terminated in January 1998, thereby reducing the Company's cash contract commitments by $224,000. The common shares to be issued to this consultant are currently being negotiated by the Company and the consultant (see Note
         8).

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During the fiscal year ended June 30, 1996, the Company's independent accountant was Gerald R. Perlstein, C.P.A., 1260 S. Beverly Glen Blvd., Suite 106, Los Angeles, California 90024. On June 4, 1997, the Company engaged Deloitte & Touche, LLP as its new independent accountant. On September 17, 1997 Deloitte & Touche LLP resigned. The reasons for the resignation are set forth in the Company's September 24, 1997 8-K, which is hereby incorporated by reference.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The current Directors and Officers of the Company are:

Pak Cheung, Chairman of the Board and C.E.O. (48)

         During the past five years, Mr. Cheung has served and continues to serve as President of BlueLake Industries, Ltd., Seattle, Washington, and Comadex Industries, Ltd. Vancouver, Canada. Both companies are computer technology and software firms. Mr. Cheung has served as a Chairman of the Board, President, and C.E.O. of the Company since June 1996. Mr. Cheung received an M.B.A. degree from University of British Colombia and was the founder of Comadex Industries, Ltd., Vancouver, Canada, and BlueLake Industries, Ltd., Seattle, Washington. Mr. Cheung also has 25 years experience in computer hardware, software and systems integration.

Barry Clark, Director and President (57)

         During the past five years Mr. Clark was an Executive Vice President of ISM, Canada's largest outsourcing Company, a Vice President of three divisions of Unisys, Canada and President of B.D. Clark & Associates. Mr. Clark has 30 years of experience in the information technology business with IBM Canada where he was a Vice President for 15 years. Mr. Clark has been a Director since April, 1997.

Nan Hai, Director (41)

         During the past five years Mr. Hai served as the President of Taiji Computer Company, one of the joint ventures participants in Tengtu United. Taiji Computer Company is a computer technology company. Mr. Hai has served as a Director of the Company since June 1996. Mr. Hai is recognized as one of the top 10 contributors to the electronics industry in China.

Millard Roth, Vice President, Administration and Director (60)

         During the past five years, Mr. Roth has engaged in strategic consulting, equity financing and financing assistance to public and private companies as the President of Corporate Growth Assistance Ltd. During the past five years, Mr. Roth has served on the Board of Directors of Consolitech Invest Corp., a Totonto corporation listed on the Alberta Stock Exchange. Mr. Roth has been a Director of the Company since April, 1997.

Jing Lian, Director and Vice-President (46)

         During the past five years, Mr. Lian has been Vice-President of BlueLake Industries, Ltd., Seattle, Washington. Mr. Lian has served as a Director and Vice President of the Company since June 1996. Mr. Lian received an M.S. degree in Computer Science from Tsing Hua University, Beijing, China. Mr. Lian was a visiting scholar at the University of Washington, Seattle, Washington.

John Donald Watt, Director (52)

         During the past five years, Mr. Watt has been a businessman and was a Director General of Federal Department of Communications, Hull Quebec, Canada. Mr. Watt served as President of the Kerr-Watt Group, Ottawa, Canada, from October 1990 to October 1992. Mr. Watt has been President of John D.Watt & Associates, Ottawa, Canada, from November 1992 to the present. Mr. Watt has also served as a director for Law Protection Benefits,Canada, from December 1994 to the present. Mr. Watt has served as a Director of the Company since June 1996.

Michael Nikiforuk, Director (44)

         During the past five years, Mr. Nikiforuk has been the Executive Vice President of Banro Explorations in Toronto, Canada.

Gordon Campbell Reid, Director (59)

         During the past five years, Mr. Reid has served as President of both Gordon C. Reid, Ltd. and GenCon Investments, Ltd. Mr. Reid has served as a Director of the Company since June 1996 and is a director of Canadian Tire, Ottawa, Canada.

There are no persons nominated to become future directors of the Company. There are no persons chosen to become Executive Officers not currently serving as such.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Gregory McLelland, International Marketing and Distribution (32)

         During the past five years, Mr. McLelland has worked as a General Manager of ICONIX International, an education courseware division of Unisys, Canada, which became a 61% owned subsidiary of the Company. He has also worked at Lexmark, Canada, where he was responsible for banking and finance, and IBM Canada, where he was a marketing Representative with the IBM advanced Function Printing Unit responsible for servicing the Ontario government. Age: 32.

Simon Hui, Controller (40)

         During the past five years, Mr. Hui has been employed as the Controller of the following companies in Canada: Bluestar Battery Systems, Ltd., Glas Aire Industries, Ltd., Yorkfit Micro Memory, Ltd., and Westeel a division of Janock Steel Fabricating Co. Mr. Hui began working with the Company as of June 30, 1997. Mr. Hui is a Chartered Accountant.

FAMILY RELATIONSHIPS

         There are no family relationships among the Directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         During the past five years, no Director or Executive Officer of the Company has:

         (1) been general partner or executive officer of a business at the time a bankruptcy petition was filed by, or against it;

         (2) been convicted in a criminal proceeding and are not currently subject to a pending criminal proceeding;

         (3) been subject to an order, judgment or decree, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities; or

         (4) been found by a court of competent jurisdiction (in a civil action). the Securities and Exchange Commission, or the Commodity Futures Trading Commission, to have violated a federal of state securities or commodities law.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Not applicable.

ITEM 10. EXECUTIVE COMPENSATION

         For the fiscal year ended June 30, 1996, no directors or officers received any compensation for their efforts.

For the fiscal year ended June 30, 1997, the following compensation was paid to Directors and Officers of the Company:

COMPENSATION OF EXECUTIVE OFFICERS

NAME AND POSITION                             SALARY          OTHER COMPENSATION
-----------------                             ------          ------------------


Jing Lian, Vice President                     $70,002                  $0

COMPENSATION OF DIRECTORS

                       ANNUAL
                      RETAINER      MEETING        CONSULTING        NUMBER OF
NAME                  FEES          FEES           FEES              SHARES
----                  --------      -------        ----------        ----------
Barry Clark              $0           $0          $108,856.14         500,000(1)
(paid to B.D.
Clark & Assoc.)

Millard Roth              0            0            90,843.92          28,000(2)
(paid to Corporate
Growth Assistance
Limited)

Pak Cheung                0            0                    0               0

John Watt                 0            0           113,972.02               0

Gordon Reid               0            0                    0               0

Jing Lian                 0            0                    0(3)            0

Nan Hai                   0            0            23,700.00               0



--------

         (1) These restricted shares were earned but not yet issued and will be subject to a voting trust in favor or Pak Cheung until March 21, 1999.

         (2) These shares were earned but not yet issued. 7,000 restricted shares a month for 24 months, commencing March 1997.

         (3) Mr. Lian received $70,002 as salary as an employee of the Company as set forth above.




ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


------------------------------------------------------------------------------------------------------------------------------------

                                           Name and                                             Amount and
                                          Address of                                            Nature of
          Title                           Beneficial                            Beneficial      Percent of
         of Class                           Owner                                 Owner            Class
------------------------------------------------------------------------------------------------------------------------

$.01 par common              Geomat Holdings, Inc. - Charlotte House            1,940,000          10.32%
                             PON 4825, Nassau NP, Bahamas

$.01 par common              Kensington Enterprises, Ltd. - 410 NBR 2           1,045,000           5.56%
                             Chen Guarg St. Dong, Cheng District
                             Beujing, China  100006

$.01 par common              Southwood Enterprises, Ltd. - Charlotte House      1,000,000           5.32%
                             PON 4825 Nassau, NP Bahamas


$.01 par common              Beaumont Forest, Ltd. - Charlotte House              955,000           5.08%
                             PON 4825 Nassau, NP Bahamas


$.01 par common              Brooks Tyne, Ltd. - Charlotte House                1,080,000           5.75%
                             PON 4825 Nassau, NP Bahamas

$.01 par common              Emerald Ocean Investments, Ltd.                    1,000,000           5.32%
                             Charlotte House
                             PON 4825 Nassau, NP Bahamas

$.01 par common              574186 Alberta, Ltd. - 3000 500 4th Ave. S.W.      2,100,000          11.17%
                             Calgary, Alberta, Canada

$.01 par common              Pak Cheung - 7089 Frederick Ave.                   2,000,000          10.64%
                             Burnaby, B.C. Canada V5J 3X8                       owner
                                                                                1,130,000*
                                                                                voting trust

$.01 par common              Jing Lian - 3806 169 the Street                    2,000,000          10.64%
                             Lynnwood, WA 98037

$.01 par common              John Watt - 335 Nepean Street                        400,000           2.13%
                             Ontario, Ottowa Canada

$.01 par common              Francis Fox - 90 Berlioz. Apt. 1005                  180,000           0.96%
                             Nuns Island, Quebec Canada H3b 1N1

$.01 par common              Gordon Reid - 29 Riverbrook Road                     550,000           2.93%
                             Nepean, Ontario Canada K2H 7W7


------------------------------------------------------------------------------------------------------------------------------------

* The shares subject to the voting trust are the shares owned by Messrs. Watt, Reid and Fox. The voting trusts were agreed to orally for a term of two years commencing June 30, 1996. Pursuant to these agreements Mr. Cheung acquired all voting rights of the subject stock.


(B)  WARRANTS OUTSTANDING

         The Company currently has 13,384,667 warrants outstanding. The following table shows the shareholders who would own more than 5% of the Company's outstanding shares if all outstanding warrants were exercised.


------------------------------------------------------------------------------------------------------------------------------------
                                       Common Stock                                   Percentage of
                                       Subject to                                     Shares if all
                                      Outstanding       Exercise    Expiration           Options
Name of Holder                         Warrants           Price        Date             Exercised
------------------------------------------------------------------------------------------------------------------------------------
Pak Cheung                              2,347,500          $1.00    July 30, 1998           13.51%

Jing Lian                               1,500,000          $1.00    July 30, 1998           10.88%

Geomat Holdings, Ltd.                   1,455,000          $1.00    July 30, 1998           10.55%

Southwood Enterprises, Ltd.             1,087,500          $1.00    July 30, 1998            6.49%

Beaumont Forest, Ltd.                     851,250          $1.00    July 30, 1998            5.61%

Brooks Tyne, Ltd.                         885,000          $1.00    July 30, 1998            6.11%

Kensington Enterprises, Ltd.              783,750          $1.00    July 30, 1998            5.68%

574186 Alberta, Ltd.                    2,000,000          $1.00    July 30, 1998           12.74%

Emerald Ocean                             750,000          $1.00    July 30, 1998            5.44%

Brenton Page                              675,000          $1.00    July 30, 1998            4.89%

------------------------------------------------------------------------------------------------------------------------------------


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In the normal course of business with Tengtu United, the Company incurred an account payable of $74,128. During the fiscal year ended June 30, 1997, the Company incurred consulting and related expenses of approximately $693,700 from outside consultants and the following officers and directors of the Company, or companies controlled by them: Barry Clark, John Watt, Nan Hai and Millard Roth, of which approximately $196,800 was actually paid.

         Pak Cheung and Jing Lian, Directors, Officers and shareholders of the Company, are the beneficial owners of BlueLake Industries, Ltd., which assigned its interest in the Tengtu United joint venture (see Description of Business, Part I). In consideration for that assignment the Company issued 3,130,000 shares to Pak Cheung and 2,000,000 shares to Jing Lian.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         The following are exhibits to this filing:

         1. Articles of Incorporation;
         2. By-Laws;
         3. List of subsidiaries.

         During the last quarter of the period covered by this filing, the Company filed a Form 8-K on June 9, 1997 to disclose that Deloitte & Touche, LLP was engaged on June 4, 1997 as its new independent accountant.





                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  TENGTU INTERNATIONAL CORP.

By:   /s/ PAK KWAN CHEUNG
     ----------------------
     Pak Kwan Cheung, Chairman of the Board of Directors and CEO

By:   /s/ SIMON HUI
     ----------------------
     Simon Hui, Controller

By:   /s/ BARRY CLARK
     ----------------------
     Barry Clark, Director and President

By:  /s/ JING LIAN
     ----------------------
     Jing Lian, Director

By:  /s/ JOHN DONALD WATT
     ----------------------
      John Donald Watt, Director

By: /s/ GORDON CAMPBELL REID
     -----------------------
     Gordon Campbell Reid, Director



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
EXCHANGE ACT BY NON-REPORTING ISSUERS

There were no annual reports to security holders covering the registrant's last fiscal year. There were proxy no statements sent to more than ten of the registrant's security holders with respect to any annual or other meeting of shareholders.