Form 10KSB
period 1998-06-30
TENGTU INTERNATIONAL CORP
filed 1999-07-06
CIK 847597

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the fiscal year ended June 30, 1998.

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

               Tengtu International Corp.'s revenues from continuing operations for the fiscal year ended June 30, 1998 were $4,646,355.

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

               Aggregate market value of stock held by non-affiliates was approximately, $2,596,281 as of June 30, 1998. There were a total of approximately 13,846,832 shares held by non-affiliates as of such date.

         The Company's stock transfer agent is U.S. Stock Transfer Corporation, 1745 Gardena Avenue, Suite 200, Glendale, California 91204.

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,497,107 shares outstanding as of June 30, 1998.

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

           None of the above documents are incorporated by reference.

  Transitional Small Business Disclosure Format (Check one):    Yes    No  X
                                                                   ---    ---

                                     PART 1
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS
-------  -----------------------

BACKGROUND INFORMATION ON TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES

ORGANIZATIONAL HISTORY

         The organizational history of Tengtu International Corp. (the "Company") is set forth in its Form 10-KSB filed for the fiscal year ended June 30, 1997.

THE BUSINESS OF THE COMPANY

         The Company's operations are carried out through a joint venture, Tengtu United Electronics Development, Co. Ltd. ("Tengtu United"), and two subsidiaries, TIC Beijing Electronics Co., Ltd. ("TIC Beijing")(wholly owned by the Company) and Iconix International, Inc. ("Iconix")(45% owned by the Company). These companies engage in the following lines of business in China and
Canada: systems integration, development and marketing of educational and entertainment software, animation and multimedia.

TENGTU UNITED
-------------

         Tengtu United is based in Beijing, China and is 57% owned by the Company. The remaining 43% is owned by Tengtu China, which is unaffiliated with the Company and is owned by three Chinese state-owned computer companies, Legend Computer Group, Taiji Computer Corporation, and Great Wall Computer Group. These companies, in turn, are controlled by either the Chinese Academy of Science or the Chinese Ministry of Electronics. Tengtu United had 15 employees as of June 30, 1998 after a significant downsizing of its operations explained below.

         Tengtu United develops educational and entertainment software for sale to kindergarten through 12 ("K-12") schools in China. The potential market for such software consists of approximately 800,000 Chinese schools with over 200 million students. Tengtu United commenced operations in the first quarter of 1997 and as of June 30, 1998, developed over 30 CD-ROM titles.

         The majority of the software titles developed by Tengtu United are designed to assist students to prepare for Chinese high school and university entrance examinations. These software titles are available by subject matter such as physics, mathematics and chemistry. The remainder of Tengtu United's software titles are animated entertainment games for children.

         Many Chinese schools lack computer systems, networks, operating systems and teachers with computer knowledge. Therefore, Tengtu United also provides information technology solutions to Chinese K-12 schools by providing hardware, networking and operating systems.

         Tengtu United has been selected by the Chinese Ministry of Education and Ministry of Information Technology to advise them on computerized education and teaching and to assist in implementing computerized education in the Chinese schools. The Ministries of Education and Information Technology have awarded Tengtu United two "Torch Projects." Torch Projects are national initiatives aimed at improving the quality of education designated by the Chinese government. The two Torch Projects are the development of a Digital Library System and a General School Computer Networking System. The Digital Library System is to be a computerized database and catalog of educational books and reference materials. The purpose of the General School Computer Networking System is to introduce computer networking to Chinese schools to enable them to realize greater computer efficiency and sharing of computer software. Iconix' UserNet(TM) software could be used in this project.

         Subsequent to June 30, 1998, Tengtu United entered the final stages of software development for the Digital Library System and General School Computer Networking System. The Company's management believes that the software developed for these projects will be useful to Chinese K-12 schools and will generate revenues to the Company beginning in late 1999.

         As of June 30, 1998, Tengtu United's software sales performance has been poor because the educational software market has not yet developed as the Company had anticipated. Specifically, Chinese schools lack adequate computer hardware, networks and software platforms and Chinese teachers lack computer training. In addition, computer software piracy is a major problem in China. However, Tengtu United has turned some of these problems into a business opportunity by selling computer hardware, systems and systems integration services to Chinese schools. In doing so, Tengtu United is also creating a market for its software titles.

         The Company had committed an additional $6,000,000 in funding to Tengtu United for the fiscal year ended June 30, 1998 which it was unable to raise. Tengtu United was therefore forced to downsize its operations and research and development activities in late 1997 causing substantial disruption of its business plan.(1) This lack of funding combined with the weak market for educational software in China led to most of the losses reflected in Tengtu United's financial statements. Despite its downsizing, Tengtu United has continued to work with the Chinese Ministry of Education and Ministry of Information Technology to find ways to enable Chinese schools to incorporate information technology into teaching. However, Tengtu United's downsizing has led to the delay and cancellation of many software projects resulting in financial losses reflected in the Company's financial statements.

         Tengtu United and Tengtu China have taken on a significant role in China's initiative to establish an electronic publishing infrastructure with the Chinese Ministry of Education and Ministry of Information Technology. Tengtu United will be able to transfer many books onto CD ROM which can be easily accessed and shared. Tengtu China is one of only eight companies that has been granted an electronic publishing license in China and the only company in China with a license to publish educational software. The license is for one year and is renewable each year thereafter upon approval from the Chinese Government.

         In the future, Tengtu United plans to focus on the sale of educational software systems to Chinese schools to strengthen the market for its software products and exploit synergies with Iconix and its UserNet product discussed below.

         Tengtu United's competition in China consists of numerous Chinese and foreign software manufacturers

TIC BEIJING
-----------

         TIC Beijing is a wholly owned subsidiary of the Company which commenced operations in July, 1997 and has 40 employees. Five of the employees are responsible for marketing, thirty are responsible for production and engineering and five perform administrative functions. TIC Beijing's primary business is to provide information technology services to the education and entertainment industries in China, focusing on animation and multimedia. Specifically, TIC Beijing has the capability to produce two and three dimensional animation, digital integration for television post-production and digital visual effects for movies.

         TIC Beijing provides its services to major television stations including Central China Television ("CCTV") and to Beijing Television. TIC received three of a total of five CCTV Gold Awards from CCTV's music and opera channel for its production services. TIC Beijing is seeking to expand its business to include pre-production, co-production of television shows, distribution of foreign television programs and co-productions of television cartoons. This expansion will require an additional investment of approximately $3 million.


------------
(1) During the past two fiscal years, Tengtu United has spent $1,552,981 on research and development. These expenses, a large portion of which were start-up expenses which had to be written off, were not borne directly by Tengtu United's customers.

         TIC Beijing's services are marketed by its own in-house marketing staff with contacts in the Chinese television industry and through attendance at trade shows and conferences.

         TIC Beijing's competition consists of five local Beijing studios. However, none of these studios have both two and three dimensional animation and post-production facilities. In addition, TIC Beijing is the only studio that is foreign owned and has easy access to foreign technology.

         TIC Beijing has a license to operate its business from the Chinese government which is reviewed each year. There is no other significant government approval or regulation of its business.

ICONIX
------

         Iconix is a Toronto, Canada based company in which the Company had a 45% interest as of June 30, 1998. Iconix and its UserNet(TM) product were acquired from Unisys Canada in May, 1997. Iconix has 2 employees and 9 independent contractors. Iconix had been operating for ten years as Iconix International's education division.

         Iconix develops and markets middleware network management software exclusively for the K-12 educational software market worldwide. Iconix' UserNet product allows non-technical school staff to manage complex computer networks with an easy to use tool set. All computing resources, including personal computers, printers, internet resources, software applications and userfiles can be centrally managed through UserNet, resulting in savings in costs and administrative task time. UserNet is already installed in over 1,500 schools on over 70,000 computers in the United States, Canada, France, South Africa and China.

          Iconix is planning to introduce a Mandarin Chinese version of UserNet to bundle with Tengtu United's software titles. By bundling UserNet with Tengtu United's CD-ROM based courses in Mandarin, Tengtu United and Iconix are attempting to become the major software supplier to the more than 800,000 Chinese schools with over 200 million students. Both Iconix and Tengtu United plan to make use of TIC Beijing's services to provide leading edge sound, multimedia and entertainment content to their K-12 software.

         UserNet is marketed and distributed through Iconix' sales force and through its web site at www.iconix.com. Iconix' UserNet name is a registered trademark in Canada and the UserNet source code is copyrighted.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.

                                     PART 2

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------  ---------------------------------------------------------

         The principal market where the Company's common equity is traded is the National Association of Securities Dealers Bulletin Board. The high and low sales prices of the Company's common stock for each quarter within the last two fiscal years was:

                                   HIGH                      LOW
                                   ----                      ---

3rd Quarter 1996  -                 5                         5

4th Quarter 1996  -                 5                         3 1/8

1st Quarter 1997  -                 3                         1 1/4

2nd Quarter 1997  -                 1 3/8                       3/8

3rd Quarter 1997  -                   1/2                       3/16

4th Quarter 1997  -                   1/2                       1/8

1st Quarter 1998  -                   1/8                       1/8

2nd Quarter 1998  -                   3/16                      1/16


         As of June 30, 1998 there was one class of common equity held by approximately 395 holders of record.

         No dividends have been declared by the Company during the last two fiscal years. There are no restrictions which affect or are likely to affect the Company's ability to pay dividends in the future.

         In the past three years, the Company has sold the following securities without registration under the Securities Act of 1933 in reliance on exemptions therefrom:

1. Rule 504 distribution of 15,200,000 shares of $.05 per share Common Stock and attached warrants, raising $760,000 in June and July 1996. The expiration date of the warrants was either July 30, 1997 or July 30, 1998 and each had an exercise price of $1.00 per share. None of these warrants were exercised. The purchasers were primarily Company officers and directors, and close associates. All purchasers, with two exceptions, were and are non-residents of the United States. The two United States residents are highly sophisticated professional investors who participated in the subsequent Section 4(2) offering.

2. Regulation S placement of 2,324,444 shares of Common Stock at $2.25 per share and attached warrants expiring August 30, 1997 or November 28, 1997, raising $5,229,999 in October and November 1996. The exercise price of the warrants was $4.00 per share. None of the warrants were exercised.

3. Section 4(2) private placement of 940,000 shares of Common Stock at $2.25 per share, and attached warrants expiring August 30, 1997, for an aggregate of $2,115,000 in November 1996, to the two United States highly sophisticated professional investors who participated in the Rule 504 distribution. The exercise price of the warrants was $4.00 per share. None of these warrants were exercised.

4. Regulation S placement of 154,888 shares of Common Stock at $2.25 per share and attached warrants, raising $348,498 in February 1997. None of these warrants were exercised .

5. Rule 701 offering of 185,000 shares of Common Stock in an exchange of shares concerning the Company's purchase of control of a dormant public corporation on June 10, 1996.

         There were no underwriters involved in any of the above offerings. The facts relied upon in making the above offerings under each exemption were as follows:

Rule 504 Offering

         The Company was not subject to the reporting requirements under section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company was not an investment company and the Company was not a development stage company with no specific business plan or a with a business plan to engage in a merger with an unidentified company or other entity. In addition, the aggregate offering price did not exceed $1,000,000.

Regulation S Offerings

         The securities were sold in offshore transactions, with no directed selling efforts made in the United States by the Company or on the Company's behalf. Offering restrictions were implemented so that resales of the securities to U.S. persons, or for the account or benefit of U.S. persons, would not be made prior to the expiration of a forty day period after the offering.

Section 4(2)

         The securities were offered and sold in a private transaction to sophisticated professional investors, without general solicitation or advertisement. The purchasers executed investment representation letters stating that the securities were acquired with an investment intent and not with a view to their distribution or resale.

Rule 701

         The Company was not subject to the reporting requirements under section 13 or 15(d) of the Securities and Exchange Act of 1934 and the aggregate sales price of the securities sold did not exceed $1,000,000. The stock was issued pursuant to written contracts with the Company for consulting and advisory services.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------   ---------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         The Company has relied on $7,693,527 in capital raised during the fiscal year ended June 30, 1997 pursuant to Regulation S and section 4(2) of the Securities Act of 1933 as amended.

         For the year ended June 30, 1998, net cash used by operating activities totaled $1,409,062 including net loss of $4,219,004 and depreciation and amortization of $311.041. Prepaid expenses, inventories, advances to suppliers and other receivables decreased by $559,611, $248,840, $180,908 and $90,560, respectively, primarily due to scaling down of Tengtu United's operations at the end of the year. Accounts receivable increased by $199,544 due to commencement of Iconix and TIC Beijing operations in July, 1997.

         Accounts payable and accrued expenses increased by $1,286,264 and $266,146 respectively. To conserve cash, the Company has deferred payments to consultants of $518,936. Included in the accounts payable was a contingent liability of approximately $538,000 payable to a former landlord due to a breach of contract. At the end of the year, the Company wrote down the balance of goodwill by $180,000, set up a provision for bad debt of $66,900 for overdue receivables, issued $62,500 in common stock for services rendered and expensed compensation costs on granting of stock options in the amount of $50,000.

         Net cash used by investing activities was $947,612 which was primarily attributable to acquisitions of machinery and equipment for TIC Beijing's animation center. There were no funds provided by financing activities during the year.

         For the year ended June 30, 1997, net cash used by operating activities totaled $4,392,604 including a net loss of $3,868,453 and depreciation and amortization of $66,992. Accounts receivable, prepaid expenses, inventories, advances to suppliers, other receivables, and organization costs increased by $263,700, $612,635, $474,453, $303,323, $126,500 and $10,294 respectively as
Tengtu United commenced its operations. Likewise, accounts payable, accrued expenses, amount due to related party and other liabilities increased by $317,106, $668,130, $74,128 and $94,578 respectively. Net cash used by investing activities increased by $1,000,729 primarily due to acquisitions of machinery and equipment for Tengtu United software research and development and the TIC Beijing animation centers. During the year ended Jun 30, 1997, the Company raised $7,693,527 capital (see above).

         The Company has incurred a net loss of $4,219,004 and utilized $1,409,062 for operations for the year ended June 30, 1998, and, as of that date, had a working capital deficiency of $1,090,756. These factors, as well as significant downsizing of operations in its largest operating entity (Tengtu United), create an uncertainty about the Company's ability to continue as a going concern. Management, however, has developed a plan to alleviate these factors to enable the Company to continue as a going concern. The plan includes a private placement of stock to inject cash into the Company, reduction of operating expenses to a minimum, deferral of consulting fee payments, expansion of Iconix through obtaining additional financing and the use of Chinese government project financing to expand its operations in China. The ability of the Company to continue as a going concern is dependent on the success of this plan.

REVENUES
--------

         The Company derived its revenues from its systems integration, educational and entertainment software, and animation businesses as explained above. Sales increased by 117.6% from $2,135,066 for the year ended June 30, 1997 to $4,646,355 for the year ended June 30, 1998. This increase is attributable to TIC Beijing and Iconix emerging from their start up phases and generating sales beginning in July, 1997. Sales by Tengtu United amounted to $2,776,605 ($2,125,702 in FY 1997). Sales by Iconix amounted to $1,423,185
(approximately $9,000 in FY 1997).

GROSS PROFIT
------------

         Gross profit margins, expressed as a percentage of sales, increased from 0.05% for the year ended June 30, 1997, to 11.4% for the year ended June 30, 1998, due to less overhead costs per unit and a profit margin of 22.2% from Iconix's systems integration and software sales.

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

         Research and development expenses decreased 50.1% from $1,041,092 for the year ended June 30, 1997, to $511,889 for the year ended June 30, 1998, due to decreased start up costs associated with the commencement of operations of Tengtu United in the previous fiscal year. Research and development expenses significantly decreased in the latter part of the year ended June 30, 1998 because an additional $6,000,000 in financing was not in place and the software market in China was not developing at the pace expected by Management as explained above.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

         General and administrative expenses increased by 35.1% from $2,627,152 for the year ended June 30, 1997, to $3,549,003 for the year ended June 30, 1998, primarily due to the commencement of operations by Iconix and TIC Beijing in July, 1997. In addition, the June 30, 1998 expenses included an accrual of approximately $538,000 for a contingent liability for a breach of lease agreement as explained above.

ADVERTISING
-----------

         Advertising expenses increased by 233.9% from $41,793 for the year ended June 30, 1997, to $139,550 for the year ended June 30, 1998, primarily due to an advertising campaign by Tengtu China to gain a foothold in the Chinese software market.

SELLING
-------

         Selling expenses increased by 265.3% from $81,875 for the year ended June 30, 1997, to $299,101 for the year ended June 30, 1998, primarily due to the commencement of operations by TIC Beijing in July, 1997 and the expansion of Tengtu United's sales team.

DEPRECIATION AND AMORTIZATION
-----------------------------

         Depreciation and amortization expenses increased by 78% from $66,992 for the year ended June 30, 1997, to $119,262 for the year ended June 30, 1998, primarily due to the acquisition of machinery and equipment for TIC Beijing's animation center.

WRITE DOWN OF GOODWILL
----------------------

         The Company recorded a significant loss of $180,000 from the write down of goodwill during the year ended June 30, 1998. As a result of the current year's loss and the necessary revisions to the projected future undiscounted cash flows, there is no longer justification for the carrying value of goodwill resulting from the Company's investment in Tengtu United (a joint venture) of $200,000 ($100,000 cash and 2,000,000 common shares valued at $.05 per share) in June 1996. Therefore, goodwill of $200,000 and related accumulated amortization of $20,000 was written off.

INTEREST INCOME
---------------

         Interest income decreased by 77.6% from $100,916 for the year ended June 30, 1997, to $22,578 for the year ended June 30, 1998, primarily due to a decrease in cash of $2,362,428 during the current year.

OTHER INCOME
------------

         Other income of $38,088 for the year ended June 30, 1998 was primarily attributable to sales of technical support services and software copyrights generated by Tengtu United.

OTHER COSTS
-----------

         In September and October of 1996, the Company made three payments to two different vendors totaling $111,620. These payments were authorized by a former officer of the Company. The Company does not have supporting documentation from the payees. In fiscal year 1998, legal counsel of the Company investigated these transactions. Despite these efforts, the Company has been unsuccessful in discovering the purpose for these payments and therefore believes these costs should be expensed.

MINORITY INTERESTS IN SUBSIDIARY'S EARNINGS
-------------------------------------------

         Minority interests of $10,038 recorded for the year ended June 30, 1998 were due to a 55% minority interest in Iconix. Although the Company's interest in Iconix fell below 50%, it retains voting control over Iconix. The Company therefore consolidated Iconix into its financial statements and the other shareholders are treated as the minority.

         Minority interest in the loss of Tengtu United is limited to the minority shareholders' capital investment. The cumulative loss of $1,400,355 not realized by the minority shareholders will be carried over to years in which Tengtu United has net income or a year in which the minority shareholders contribute more capital.

PLAN OF OPERATION

         The Company will continue to work with the Chinese Government to provide information technology solutions to the K-12 schools. With the "Torch Projects" software development soon to be completed, it will proceed with a marketing plan to install the products starting in late 1999.

         The Company recognizes the increasing significance of electronic publishing and that it is an important industry poised for tremendous growth and profitability in China. The Company has been aggressively pursuing the right to be a licensed electronic publisher in China and has recently received a license. The Company will import foreign materials under the Chinese quota system, expedite the development of curriculum software and attempt to become the lead manager for the distribution infrastructure in the Chinese electronic publishing industry.

         The Company is also focusing on the movie and television industries in China where the tremendous population and economy can provide significant opportunities. The Company, with its state-of-the-art technology and experienced management team, has equipped itself to capture market share in China.

         Iconix and its leading edge UserNet family of products was a strategic acquisition for the Company in 1997. Iconix plans a Mandarin Chinese version of UserNet to be used as the "Cornerstone Product" of the K-12 market in China. By bundling Iconix's UserNet, with Tengtu United's current library of over 30 CD-ROM based courses in Mandarin, as well as other planned titles, Tengtu United, TIC Beijing and Iconix will attempt to be the major total solution provider to the K-12 education segment in China with 800,000 schools and over 200 million students. Both Tengtu United and Iconix will make significant use of the TIC Beijing Multimedia Center to provide leading edge sound, multimedia and entertainment content to the K-12 courseware.

         The Company has a strong commitment to its subsidiaries and joint venture. The Company will focus on raising needed capital and investing the funds in China for growth and profit.

ITEM 7.  FINANCIAL STATEMENTS
-------  --------------------


                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                              Financial Statements
                                  June 30, 1998

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES


                                    CONTENTS

                                                                    PAGE
                                                                    ----



Independent Auditor's Report                                          F-1



Consolidated Financial Statements:


        Balance Sheet as of June 30, 1998                             F-2

        Statements of Operations for the years ended

               June 30, 1998 and 1997                                 F-3


        Statements of Stockholders' Equity for the years ended

               June 30, 1998 and 1997                                 F-4


        Statements of Cash Flows for the years ended

               June 30, 1998 and 1997                                 F-5


        Notes to Financial Statements                                 F-6 - F-15

                              MOORE STEPHENS, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS


                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders

Tengtu International Corp.

We have audited the accompanying consolidated balance sheet of Tengtu International Corp. and its subsidiaries as of June 30, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two fiscal years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tengtu International Corp. and its subsidiaries as of June 30, 1998, and the results of their operations and their cash flows for each of the two fiscal years in the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $4,219,004 and utilized $1,409,062 in cash for operations for the year ended June 30, 1998, and, as of that date, had a working capital deficiency of $1,090,756. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore Stephens, P.C.
Certified Public Accountants

New York, New York
April 1, 1999

Except for Note 8b
as to which the date is
May 25, 1999




                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1998

                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                       $   422,135
    Accounts receivable, net of allowance for
         doubtful accounts of $66,900                                   396,344
    Due from related party                                              290,525
    Prepaid expenses                                                     35,210
    Inventories                                                         255,613
    Advances to suppliers                                               122,415
    Other receivables                                                    35,940
                                                                    -----------
                  Total Current Assets                                1,528,182

PROPERTY AND EQUIPMENT, net                                           1,612,807

OTHER ASSETS                                                             15,202
                                                                    -----------

TOTAL ASSETS                                                        $ 3,156,191
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                $ 1,607,143
    Accrued expenses                                                    934,276
    Other liabilities                                                    77,519
                                                                    -----------
                  Total Current Liabilities                           2,618,938
                                                                    -----------

COMMITMENTS [Note 8]

MINORITY INTEREST IN SUBSIDIARY                                          43,292
                                                                    -----------

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share authorized
     10,000,000 shares; issued -0- shares
    Common stock, par value $.01 per share; authorized
     100,000,000 shares; issued 19,297,107 shares                       192,972
    Additional paid in capital                                        8,725,901
    Accumulated deficit                                              (8,352,743)
    Cumulative translation adjustment                                   (21,385)
                                                                    -----------
                                                                        544,745
    Less: Treasury stock, at cost, 78,420 common shares                    (784)
    Less: unamortized deferred compensation                             (50,000)
                                                                    -----------
                  Total Stockholders' Equity                            493,961
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 3,156,191
                                                                    ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.




                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    FOR THE YEAR ENDED JUNE 30,

                                                       1988             1997
                                                       ----             ----

SALES                                            $  4,646,355      $  2,135,066

COST OF SALES                                       4,117,182         2,133,911
                                                 ------------      ------------

GROSS INCOME                                          529,173             1,155
                                                 ------------      ------------

OPERATING EXPENSES
  Research and development                            511,889         1,041,092
  General and administrative                        3,549,003         2,627,152
  Advertising                                         139,550            41,793
  Selling                                             299,101            81,875
  Depreciation and amortization                       119,262            66,992
  Write down of goodwill                              180,000               -0-
                                                 ------------      ------------
                                                    4,798,805         3,858,904
                                                 ------------      ------------

OTHER INCOME (EXPENSE)
  Interest income                                      22,578           100,916
  Other income                                         38,088               -0-
  Other costs (Note 13)                                   -0-          (111,620)
                                                 ------------      ------------
                                                       60,666           (10,704)
                                                 ------------      ------------
LOSS BEFORE MINORITY INTERESTS                   $ (4,208,966)     $ (3,868,453)
                                                 ============      ============
MINORITY INTERESTS IN SUBSIDIARY'S
EARNINGS                                               10,038               -0-

NET LOSS                                         $ (4,219,004)     $ (3,868,453)
                                                 ============      ============

NET LOSS PER COMMON SHARE
 [Basic and Diluted]                             $       (.22)     $       (.22)

                                                   18,813,545        17,470.174
WEIGHTED AVERAGE NUMBER OF SHARES


              The accompanying notes are an integral part of these
                       consolidated financial statements.




                                    TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                                         STATEMENT OF STOCKHOLDERS' EQUITY
                                    FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                                                     ADDITIONAL                 CUMULATIVE             UNAMORTIZED
                                  COMMON STOCK        PAID-IN     ACCUMULATED    TRANSLA-   TREASURY    DEFERRED     STOCKHOLDERS'
                                  ------------                                     TION       STOCK      COMPEN-
                               SHARES      AMOUNT     CAPITAL       DEFICIT     ADJUSTMENT   AT COST     SATION         EQUITY
                               ------      ------     -------       -------     ----------   -------    ---------       ------

Balance-June 30, 1996        15,377,750  $153,778   $  859,095   $  (265,286)    $ -0-        $ -0-      $ -0-     $   747,587

Issuance of common stock      3,419,357    34,194    7,659,333        -0-          -0-          -0-        -0-       7,693,527

Deferred compensation
related to stock options
issued below market value                   -0-        150,000        -0-          -0-          -0-   (100,000)        50,000

Translation adjustment                      -0-         -0-           -0-       (15,631)        -0-        -0-        (15,631)

Treasury stock                              -0-         -0-           -0-          -0-        (784)        -0-           (784)

Net loss - year ended June
30, 1997                                    -0-         -0-       (3,868,453)      -0-          -0-        -0-     (3,868,453)
                             ----------  --------   ----------   -----------   --------       ------  --------    -----------

Balance - June 30, 1997      18,797,107  $187,972   $8,668,428   $(4,133,739)  $(15,631)     $(784)  $(100,000)   $ 4,606,246

Issuance of common stock
in exchange for services
at fair value - June 19,        500,000     5,000       57,500        -0-         -0-         -0-        -0-           62,500
1998

Amortization of deferred
compensation related to
stock options issued in
year ended June 30, 1997                     -0-           -0-        -0-         -0-         -0-       50,000         50,000

Adjustment to minority
interest                                     -0-           (27)       -0-         -0-         -0-        -0-              (27)

Translation adjustment                       -0-           -0-                   (5,754)                               (5,754)

Net loss - year ended
June 30, 1998                                -0-           -0-    (4,219,004)     -0-         -0-        -0-       (4,219,004)
                             ----------   -------   ----------   -----------   --------     ------   ---------    -----------

Balance - June 30, 1998      19,297,107  $192,972   $8,725,901   $(8,352,743)  $(21,385)    $ (784)  $ (50,000)   $   493,961
                             ==========  ========   ==========   ===========   ========    ======    =========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.




                                    TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE YEAR ENDED JUNE 30,
                                                                              1998            1997
                                                                              ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                             $(4,219,004)    (3,868,453)
     Adjustments to reconcile net loss
     to net cash used by operating activities:
         Depreciation and amortization                                        311,041         66,992
         Provision for bad debt                                                66,900            -0-
         Issuance of common stock for services                                 62,500            -0-
         Offset of software purchase price by licensing fee revenue               -0-        (54,180)
         Noncash compensation expense on granting of stock options             50,000         50,000
         Adjustment of interest in joint venture                                  -0-         50,000
         Minority interest in subsidiary                                       43,265            -0-
         Write-down of goodwill                                               180,000            -0-
         Changes in operating assets and liabilities:
         Decrease (Increase) in operating assets:
              Accounts receivable                                            (199,544)      (263,700)
              Prepaid expenses                                                559,611       (612,635)
              Inventories                                                     248,840       (474,453)
              Advances to suppliers                                           180,908       (303,323)
              Other receivables                                                90,560       (126,500)
              Organization Costs                                               (1,000)       (10,294)
              Due from related party                                         (258,819)           -0-
              Other assets                                                     14,457            -0-
         Increase (Decrease) in operating liabilities:
              Accounts payable                                              1,286,264        317,106
              Accrued expenses                                                266,146        668,130
              Due to related party                                            (74,128)        74,128
              Other liabilities                                               (17,059)        94,578
                                                                          -----------    -----------
               Net Cash Used by Operating Activities                       (1,409,062)    (4,392,604)
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                      (947,612)    (1,000,729)
                                                                          -----------    -----------
         Net Cash Used by Investing Activities                               (947,612)    (1,000,729)
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                                     -0-      7,693,527
                                                                          -----------    -----------
         Net Cash Provided by Financing Activities                                -0-      7,693,527
                                                                          -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (5,754)       (15,631)
                                                                          -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (2,362,428)     2,284,563
CASH AND CASH EQUIVALENTS, beginning of year                                2,784,563        500,000
                                                                          -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $   422,135    $ 2,784,563
                                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for acquisition (2,000,000 shares)               $       -0-    $   100,000

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

As shown in the accompanying financial statements, , the Company incurred a net loss of $4,219,004 and utilized $1,409,062 in cash for operations for the year ended June 30, 1998, and, as of that date, had a working capital deficiency of $1,090,756. Those factors, as well as a significant downsizing of operations in its largest operating subsidiary, create an uncertainty about the Company's ability to continue as a going concern.

Management has developed a plan to alleviate these factors to enable the Company to continue as a going concern. The plan includes a private placement of stock to inject cash into the Company, the reduction of operating expenses to a minimum and deferral of payments of consulting fees, the expansion of its Canadian subsidiary through a financing of approximately $650,000, which was received in January 1999, and the use of government project financing to expand its operations in China. The ability of the Company to continue as a going concern is dependent on the success of its plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.  SIGNIFICANT ACCOUNTING POLICIES

    a.   PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and subsidiaries over which it has operational control, including a subsidiary with a year end of December 31; however, that subsidiary's financial books and records have been cut-off at June 30 to allow it to be included in these consolidated financial statements. Significant intercompany balances and transactions have been eliminated on consolidation. In accordance with Accounting Research Bulletin 51, in the case of one subsidiary, the Company has charged to income the loss applicable to the minority interest as the loss was in excess of the minority's interest in the equity capital of the subsidiary.

    b.   USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at June 30, 1998, and reported amounts of revenues and expenses during each of the two fiscal years then ended . Actual results could differ from those estimates.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    c.   REVENUE RECOGNITION

         Revenue from the sale of computer hardware and software is recognized when the products are delivered to the customer. Revenue from software license fees is recognized on a straight-line basis over the term of the license.

    d.   INVENTORIES

         Inventories are priced at the lower of cost, on a weighted-average basis, or market and consist primarily of computer hardware and software.

    e.   PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is provided primarily by the straight-line method over the estimated useful lives of the assets, which range from two to ten years.

    f.   ORGANIZATION COSTS

         These costs consist primarily of incorporation and business registration fees for subsidiaries of the Company and are being amortized on a straight line basis over sixty months.

    g.   GOODWILL

         Goodwill represented the excess of cost of an acquired subsidiary over the fair value of net assets acquired, and was to be amortized on the straight-line basis over ten years. [See Note 4].

    h.   CASH EQUIVALENTS

         The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

    i.   INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" , which requires an asset and liability approach to determine deferred tax assets and liabilities. The deferred assets and liabilities are determined based upon the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are assumed to reverse.

         The Company files a consolidated return with its subsidiaries that are eligible to be consolidated. Separate provisions for income tax are calculated for subsidiaries that are not eligible for consolidation into the U.S. federal income tax return.

    j.   EARNINGS PER SHARE

         Income per common and common equivalent share is computed based on the weighted average number of common shares outstanding. Due to the antidilutive effect of the assumed exercise of outstanding common stock equivalents at June 30, 1998 and 1997, earnings per share does not give effect to the exercise of these common stock equivalents in either year.
                                       F-7

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    k.   ADVERTISING EXPENSE

         The Company expenses advertising costs as incurred.

    l.   IMPAIRMENT

         The Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. [See Note 4].

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

         Foreign currency transactions are translated into U.S. dollars at the rate of exchange ruling on the date of the transaction. Material gains and losses from foreign currency transactions are reflected in the financial statements in the period in which they are realized.

    n.   STOCK-BASED COMPENSATION

         On July 1, 1996, the Company adopted the disclosure requirements of Financial Accounting Standards ("SFAS" No. 123, "Accounting for Stock-Based Compensation" for stock options and similar equity instruments (collectively, "options") issued to employees; however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("PB" Opinion No. 25, "Accounting for Stock Issues to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

3.  PROPERTY AND EQUIPMENT

    Property and equipment at June 30, 1998 is comprised as follows:

    Computer hardware                                              $   181,446

    Computer software                                                  209,551
    Furniture and fixtures                                              44,886
    Automobiles                                                        205,698
    Office equipment                                                    81,274
    Leasehold improvement                                                3,816
    Production equipment                                             1,227,683
                                                                     ---------
                                                                     1,954,354

    Less: accumulated depreciation                                    (341,547)
                                                                   -----------

    Net property and equipment                                     $ 1,612,807
                                                                   ===========


Depreciation charged to operations for the year ended June 30, 1998 and 1997was $311,016 and $46,993, respectively, of which approximately $191,779 was included in cost of sales for the year ended June 30,1998.

4.  IMPAIRMENT OF GOODWILL

         During the fiscal year ended June 30, 1998, the Company recorded an impairment loss of $180,000 from the write down of goodwill. As a result of the current year's loss and the necessary revisions to the projected future undiscounted cash flows, there is no longer justification for the carrying value of goodwill resulting from the Company's investment in a joint venture of $200,000 ($100,000 cash and 2,000,000 common shares valued at $.05 per share) purchased in June 1996. As of June 30, 1998 and 1997 the Company's interest in the joint venture was 57%. Fair value of goodwill was based on the present value of estimated expected future cash flows from the related assets. As of June 30, 1998, goodwill of $200,000 and related accumulated amortization of $20,000 was written off.

5.  INCOME TAXES

         For the current year, none of the Company's operating subsidiaries will be included in its federal income tax return as these are all foreign entities and are therefore ineligible for consolidation.

         The Company has accumulated approximately $4,370,000 of operating losses which may be used to offset future federal taxable income. The utilization of the losses expire in years from 2005 to 2018. Due to an ownership change in the year ended June 30, 1996, annual utilization of approximately $265,000 of the losses is expected to be limited to an estimated $60,000 by current provisions of Section 382 of the Internal Revenue Code, as amended.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

5.  INCOME TAXES (CONTINUED)

         As the Company is not liable for either current or deferred income taxes for the years ended June 30, 1998 and 1997, respectively, no provision is shown on the statement of operations. The Company has recorded a deferred tax asset of approximately $1,486,000 at June 30, 1998 and $769,000 at June 30, 1997 due principally to net operating losses. A valuation allowance of an identical amount has been recorded, as the Company believes that it is more likely than not that the losses will not be utilized. The allowance has the effect of reducing the carrying value of the deferred tax asset to $0. The valuation allowance increased approximately $717,000 and $769,000 during the years ended June 30, 1998 and 1997 respectively.

6.  WARRANTS

         The Company has 9,675,000 of warrants outstanding, which can be exercised to purchase a like number of shares of common stock at a price of $1.00. The warrants expire on July 30, 1998.

7.  CONCENTRATION OF CREDIT RISK

         The Company operates through subsidiaries located principally in Beijing, China and Toronto, Canada; the administrative office is in Vancouver, Canada. The Company grants credit to its customers in both geographic regions. At June 30, 1998, approximately 65% of the accounts receivable balance was due from customers in Canada, while at June 30, 1997, approximately 97% of the accounts receivable balance was due from customers in China. As of June 30, 1998, balances from two customers accounted for approximately 49% of the accounts receivable balance while as of June 30, 1997, a balance from a different customer accounted for approximately 38% of the accounts receivable balance.

         The Company performs certain credit evaluation procedures and does not require collateral. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company established an allowance for doubtful accounts at June 30, 1998 of $66,900. The Company believes any credit risk beyond this amount would be negligible.

         At June 30, 1998, the Company had approximately $445,000 of cash in banks uninsured. The Company did not have balances in excess of the federally insured amounts in U.S. banks.

         The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

9.  COMMITMENTS AND CONTINGENCIES

    a. The Company has entered into a number of operating leases for office space. The minimum rental payments on these leases are as follows:

         YEAR ENDED
          JUNE 30,
         ----------
         1999                                           $     108,200
         2000                                                  29,600
         2001                                                  14,800
                                                        -------------
                                                        $     152,600
                                                        =============


         Rent expense for the years ended June 30, 1998 and 1997 has been charged as follows:


                                                         YEAR ENDED JUNE 30,
                                                          1998         1997
                                                         ------------------
         General and administrative expense            $ 808,051    $ 235,379
         Research and development                        110,810      112,767
         Selling expense                                  79,531       23,357
         Cost of sales                                    72,257        -0-
                                                      ----------    ---------
         Total rent expense                           $1,070,649    $ 371,503
                                                      ==========    =========

         The Company has contracts with various excutives and consultants. The minimum cash compensation due under these contracts is as follows:

         YEAR ENDED
         JUNE 30,
         ----------

         1999                           $365,000
         2000                            274,000
                                        --------
                                        $639,000
                                        ========

         In addition to the cash compensation, the Company is committed to issue 100,000 common shares to a consultant.

    b. In January 1998, the Company terminated its contract with a consultant effective May 1998. The Company completed negotiating a settlement with the consultant in May 1999. The settlement requires the Company to pay up to $120,000 to the consultant depending upon the Company's future cash flows and payments to other consultants and executives, as well as the issuance of 80,500 shares of the Company's common stock to the consultant. The settlement (both cash and fair value of the common stock) of $130,000 has been recorded as a liability as of June 30, 1998.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

8.  COMMITMENTS (CONTINUED)

    c. The Company leased office space under an operating lease, expiring in July 2001. In May 1998, the Company terminated its lease agreement and rent expense of approximately $538,000 was accrued as of June 30, 1998, representing the remainder of the lease payments due under such lease. The liability is included in accrued expenses at June 30, 1998 and is part of rent expense within the Statement of Operations for the year ended June 30, 1998.

    d. The Company is committed to contribute $6,000,000 to the joint venture (see Note 4) upon the completion of its next major financing.

9.  FOREIGN OPERATIONS

         The Company operates principally in two geographic areas: China and Canada. Following is a summary of information by area for the years ended June 30, 1998 and 1997:


Net sales to unaffiliated customers:                 For the year ended June 30,
                                                       1998             1997
                                                       ----             ----

China                                                $ 3,223,200    $ 2,125,700
Canada                                                 1,423,200            -0-
                                                     -----------    -----------
                                                     $ 4,646,400    $ 2,125,700
                                                     ===========    ===========

Income (loss) from operations:

China                                                $(1,999,000)   $(1,891,100)
Canada                                                    29,000         24,500
                                                     -----------    -----------
                                                      (1,970,000)    (1,915,600)
Other income                                              58,400        110,300
General corporate expenses                            (2,307,400)    (2,063,100)
Net loss as reported in accompanying statements      $(4,219,000)   $(3,868,400)
                                                     ===========    ===========


Identifiable assets:



         China                                         $2,475,600   $4,561,500


         Canada                                           479,700      252,500
                                                       ----------   ----------

                                                        2,955,300    4,814,000

         General corporate assets                         200,900      950,000
                                                       ----------   ----------


         Total assets as reported in
          accompanying statements                      $3,156,200   $5,764,000
                                                       ==========   ==========


         There were no interarea sales in fiscal 1998 or 1997. Identifiable assets are those that are identifiable with operations in each geographical area. General corporate assets consist primarily of cash, cash equivalents, fixed assets, and prepayments.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

10. RELATED PARTY TRANSACTIONS

    In the normal course of business with the joint venturer, the Company generated a receivable balance of $290,525 which represents the net balance of advances to and from the Company during the year ended June 30, 1998. During 1998 and 1997 respectively, the Company incurred consulting and related expenses of approximately $708,900 and $693,700 from officers and directors of the Company or its subsidiaries or companies controlled by these officers and directors. Approximately $249,500 and $634,200 of these amounts were paid during the years ended June 30, 1998 and 1997, respectively.

11. STOCK OPTIONS

    In April 1997, the Company granted options to an employee to purchase 150,000 shares of common stock at one-third of the market price of the stock at the date of grant. As the market price at that date was $1.50 per share, the option price is $.50 a share. The options are vested equally over three years, beginning with the year ended June 30, 1997. At June 30, 1998, the remaining contractual life is one year. Because the exercise price of the options was below the market price at the date of grant, the Company has recorded deferred compensation expense of $150,000 in accordance with APB Opinion No. 25 and related interpretations. The deferral will be recognized ratably over three years, with $50,000 being charged to operations for the years ended June 30, 1998 and 1997.

    Had the Company elected to recognize compensation expense using the fair value method prescribed by SFAS 123, the Company's net loss and net loss per share would be the pro forma amounts indicated below:

                                                         YEARS ENDED JUNE 30,

                                                     1998              1997
                                                     ----              ----

    Net Loss as Reported                          $(4,219,004)      $(3,868,453)

    Pro Forma Net Loss                             (4,233,338)       (3,882,787)
    Loss Per Share as Reported                           (.22)             (.22)
    Pro Forma Loss Per Share                             (.23)             (.22)



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


                                            JUNE 30, 1997
                 Risk Free Interest Rate                     6.5
                 Expected Life                               1.8
                 Expected Volatility                         16.2
                 Expected Dividends                          None

    AUTHORITATIVE PRONOUNCEMENTS

    In June 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". Both are effective for financial statements for fiscal years beginning after December 15, 1997. The Company will adopt both statements on July 1, 1998. Financial position and results of operation are not expected to be materially affected by adoption of the statements.

    SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. While SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, earlier adoption is permitted. Reclassification of the financial statements for earlier periods is required. Management is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

    SFAS No. 131 changes how operating segments are reported in the annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of application. The Company is in the process of evaluating the disclosure requirements.

    In February 1998, the FASB issued SFAS No. 132, "Employers Disclosure about Pensions and Other Postretirement Benefits", which is effective for fiscal years beginning after December 15, 1997. The modified disclosure requirements are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

    The FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends intended use of the derivative and how it is designated, for example, gains or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedging may be initially reported as a component of other comprehensive income (outside earnings) until the consummation of the underlying transaction.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

12. AUTHORITATIVE PRONOUNCEMENTS (CONTINUED)

    SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all the provisions of SFAS No. 133 is not to be applied retroactively to the financial statements of prior periods. The Company will evaluate the new standard to determine any required new disclosures or accounting.


13. OTHER COSTS

    In September and October of 1996, the Company made three payments to two different vendors totaling $111,620. These payments were authorized by a former officer of the Company. However, the Company does not appear to have supporting documentation showing that those payments were for the benefit of the Company and has not been able to obtain such documentation from the payees. Without this supporting documentation, the Company cannot determine if these payments were for valid business reasons and, therefore, the total of the payments is shown as a separate line item on the Statement of Operations for the year ended June 30, 1997. In fiscal year 1998, legal counsel of the Company has pursued these transactions. Despite these legal efforts, the Company has been unsuccessful in its attempt and therefore continues to believe these costs should be expensed.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended June 30, 1996, the Company's independent accountant was Gerald R. Perlstein, C.P.A., 1260 S. Beverly Glen Blvd., Suite 106, Los Angeles, California 90024. On June 4, 1997, the Company engaged Deloitte & Touche, LLP as its new independent accountant. On September 17, 1997 Deloitte & Touche LLP resigned. The reasons for the resignation are set forth in the Company's September 24, 1997 Form 8-K, which is hereby incorporated by reference.

As set forth in the Company's January 20, 1998 Form 8-K, which is hereby incorporated by reference, on January 20, 1998, the Company retained Moore Stephens, P.C. as its new independent auditor.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The current Directors and Officers of the Company are:

Pak Cheung, Chairman of the Board and C.E.O. (49)

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

Barry Clark, Director and President (58)

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

Nan Hai, Director (42)

         During the past five years Mr. Hai served as the President of Taiji Computer Company, one of the joint ventures participants in Tengtu United. Taiji Computer Company is a computer technology company. Mr. Hai has served as a Director of the Company since June 1996. Mr. Hai is recognized as one of the top 10 contributors to the electronics industry in China.

Jing Lian, Director and Vice-President (47)

         During the past five years, Mr. Lian has been Vice-President of BlueLake Industries, Ltd., Seattle, Washington. Mr. Lian has served as a Director and Vice President of the Company since June 1996. Mr. Lian received an M.S. degree in Computer Science from Tsing Hua University, Beijing, China. Mr. Lian was a visiting scholar at the University of Washington, Seattle, Washington.

John Donald Watt, Director (53)

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

Michael Nikiforuk, Director (45)

         During the past five years, Mr. Nikiforuk has been the Executive Vice President of Banro Explorations in Toronto, Canada.

Gordon Campbell Reid, Director (59)

         During the past five years, Mr. Reid has served as President of both Gordon C. Reid, Ltd. and GenCon Investments, Ltd. Mr. Reid has served as a Director of the Company since June 1996 and is a director of Canadian Tire, Ottawa, Canada and Systech Retail Systems, Inc..

There are no persons nominated to become future directors of the Company. There are no persons chosen to become Executive Officers not currently serving as such. There currently are no employees aside from the Executive Officers listed above.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Gregory McLelland, International Marketing and Distribution (33)

         During the past five years, Mr. McLelland has worked as a General Manager of Iconix International, an education courseware division of Unisys, Canada, which became a subsidiary of the Company. He has also worked at Lexmark, Canada, where he was responsible for banking and finance, and IBM Canada, where he was a marketing Representative with the IBM advanced Function Printing Unit responsible for servicing the Ontario government. Age: 32.

Simon Hui, Controller (41)

         During the past five years, Mr. Hui has been employed as a the Controller of the following companies in Canada: Bluestar Battery Systems, Ltd., Glas Aire Industries, Ltd., Yorkfit Micro Memory, Ltd., and Westeel a division of Janock Steel Fabricating Co. Mr. Hui began working with the Company as of June 30, 1997. Mr. Hui is a Chartered Accountant.

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

         (3) been subject to an order, judgment or decree, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities; or

         (4) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, or the Commodity Futures Trading Commission, to have violated a federal of state securities or commodities law.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Not applicable.

ITEM 10. EXECUTIVE COMPENSATION
-------- ----------------------

         For the fiscal year ended June 30, 1998, the following compensation was paid to Directors and Officers of the Company:

COMPENSATION OF EXECUTIVE OFFICERS

NAME AND POSITION                 SALARY            OTHER COMPENSATION
-----------------                 ------            ------------------

Jing Lian, Vice President        $20,000                   $0

COMPENSATION OF DIRECTORS


                       ANNUAL
                      RETAINER        MEETING           CONSULTING    NUMBER OF
    NAME               FEES           FEES                FEES         SHARES
    ----               ----           ----                ----         ------

Barry Clark                  $0           $0        $   64,326.93     500,000(2)
(paid to B.D
Clark & Assoc.)

Millard Roth(3)               0            0            30,523.00      0
(paid to
Corporate
Growth
Assistance
Limited)

Pak Cheung                    0            0                 0         0

John Watt                     0            0            49,515.07      0

Gordon Reid                   0            0                 0         0

Jing Lian                     0            0                           0(4)

Nan Hai                       0            0             9,000.00      0


         Pursuant to a resolution passed by the Company's Board of Directors on April 27, 1997, each outside director, who is not an employee or consultant to the Company, is entitled to the following compensation:

         Annual Fee:                                                   $6,000

         Each Board of Directors meeting attended:                       $500

         Each Board of Directors Committee meeting attended:             $250

         Stock Options:  Pursuant to the Company's 1997 Stock Option Plan, each director is entitled to receive a stock option to purchase the Company's common stock with a fair market value of $7,500 at the beginning of each term as a director.
--------------

         (2) These shares were earned by B.D. Clark & Associates in 1997, but were not issued until June 1998. On the date of issuance, the shares had a fair market value of $.25 per share.

         (3) Mr. Roth was an officer and director of the Company until January 19, 1998.

         (4) Mr. Lian received $20,000 in salary as an employee of the Company as set forth above.

         No cash or stock option compensation pursuant to the April 27, 1997 resolution has been paid to any director for the fiscal year ended June 30, 1998.

CONSULTING AND EMPLOYMENT AGREEMENTS

         The materials terms of the consulting and employment agreements between the Company and the above directors and officer who have agreements with the Company.

B.D. CLARK & ASSOCIATES
-----------------------

         On March 21, 1997, B.D. Clark & Associates agreed to provide one of its officers to assume the position of President of the Company to perform, INTER ALIA, the following tasks: development and field implementation of strategies for the Company's product lines, marketing, development of profit and revenue plan objectives. The term of the agreement is three years . The agreement provides for payment for services at the rate of $192.00 per hour, with the total payments not to exceed $612,000 without the Company's prior written consent, vesting of 500,000 shares of Company stock to B.D. Clark & Associates upon signing the agreement and incentive compensation upon the achievement of specified objectives.

CORPORATE GROWTH ASSISTANCE, LTD.
---------------------------------

         On or about April 23, 1997, Corporate Growth Assistance, Ltd. agreed to provide Millard Roth as the Company's Chief Administrative Officer to manage the day-to-day operation of the Company. The term of the agreement was two years but was terminated by the Company on January 19, 1998. The agreement provided for a base cash fee of $16,000 and 7,000 shares of Company stock per month with the possibility of additional stock compensation upon the achievement of specified objectives.

GREGORY MCLELLAND
-----------------

         On April 8, 1997, the Company entered into an agreement with Gregory McLelland to provide consulting services and to serve as an officer of the Company. The term of the agreement is three years. The agreement provides a $125,000 annual salary, 100,000 shares of Company stock upon signing of the agreement and 50,000 stock options annually. The agreement also provides for the possibility of performance and incentive bonuses.

JING LIAN
---------

         The Company and Jing Lian entered into an agreement effective January 1, 1996 for Mr. Lian to serve as a Vice President of the Company at an annual salary of $80,000. The agreement also provides for the possibility of performance and incentive bonuses.

JOHN D. WATT & ASSOCIATES, LTD.
-------------------------------

         On November 17, 1996 the Company retained John D. Watt & Associates, Ltd. to identify and develop strategic alliances to support the Company's operational needs with suppliers of multimedia educational, animation and children's entertainment products and to develop government contacts for financing and the establishment of technology and training centers. The agreement with John D. Watt & Associates, Ltd. provides for compensation of $10,000 per month.

NAN HAI
-------

         On September 26, 1998, the Company entered into an agreement for consulting services with Nan Hai to assist the Company in developing its educational software business in China. The agreement with Mr. Hai provide for compensation of $40,000 per year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

A.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    1.   SECURITY OWNERSHIP OF MANAGEMENT


--------------------------------------------------------------------------------

                          Name and                    Amount and
                         Address of                   Nature of
   Title                 Beneficial                   Beneficial      Percent of
 of Class                  Owner                        Owner           Class
--------------------------------------------------------------------------------
 $.01 par      Pak Cheung - 7089 Frederick Ave.          2,000,000        10.13%
  common
               Burnaby, B.C. Canada V5J 3X8                owner
                                                         1,130,000*        5.73%
                                                        voting trust


 $.01 par      Jing Lian - 3806 169th Street             2,000,000        10.13%
  common
               Lynnwood, WA  98037

 $.01 par      John Watt - 335 Nepean Street              400,000          2.03%
  common
               Ontario, Ottawa Canada

 $.01 par      Francis Fox - 90 Berlioz', Apt. 1005      180,000(5)        0.91%
  common

-----------

(5) This stock has been designated by the Company for cancellation.

               Nuns Island, Quebec Canada H3B
               1N1

 $.01 par      Gordon Reid - 29 Riverbrook Road          550,000           2.79%
  common
               Nepean, Ontario Canada  K2H7W7
 $.01 par      B.D. Clark & Associates, Inc.             500,000            2.5%
  common       2253 Shardawn Mews, Missisauga,
               Ontario, Canada L5C 1W6
--------------------------------------------------------------------------------

* The shares subject to the voting trust are those owned by Messrs. Watt, Reid and Fox. The voting trusts were agreed to orally for a term of two years commencing June 30, 1996. Pursuant to these agreements, Mr. Cheung acquired all voting rights of the subject stock.

2. SECURITY OWNERSHIP OF ALL 5% BENEFICIAL OWNERS


--------------------------------------------------------------------------------

                       Name and                       Amount and
                      Address of                      Nature of
   Title              Beneficial                      Beneficial      Percent of
 of Class               Owner                           Owner           Class
--------------------------------------------------------------------------------
 $.01 par      Pak Cheung - 7089 Frederick Ave.       2,000,000 and       15.86%
  common                                                1,130,000(6)
               Burnaby, B.C. Canada V5J 3X8

 $.01 par      Jing Lian - 3806 169th Street            2,000,000         10.13%
  common
               Lynnwood, WA  98037

 $.01 par      Geomat Holdings, Inc. - Charlotte        1,940,000          9.83%
  common       House
               PON 4825, Nassau NP, Bahamas

 $.01 par      Kensington Enterprises, Ltd. - 410       1,045,000          5.29%
  common       NBR 2
               Chen Guarg St. Dong, Cheng District
               Beijing, China  100006

 $.01 par      Southwood Enterprises, Ltd. -            1,000,000          5.07%
  common       Charlotte House

--------
(6) Includes 1,130,000 shares owned by others but subject to a voting trust in favor of Mr. Cheung.

               PON 4825 Nassau, NP Bahamas

 $.01 par      Brooks Tyne, Ltd. - Charlotte House       1,080,000         5.47%
  common
               PON 4825 Nassau, NP Bahamas

 $.01 par      Emerald Ocean Investments, Ltd.           1,000,000         5.07%
  common
               Charlotte House
               PON 4825 Nassau, NP Bahamas

 $.01 par      574186 Alberta, Ltd. - 3000 500 4th       2,100,000        10.64%
  common       Ave. S.W.
               Calgary, Alberta, Canada

--------------------------------------------------------------------------------

B. WARRANTS OUTSTANDING

         As of June 30, 1998, the Company does not have any warrants outstanding.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

         In the normal course of business with Tengtu United, the Company generated a receivable balance of $290,525 which represents the net balance of advances to and from the Company during the fiscal year ended June 30, 1998. During the fiscal year ended June 30, 1997, the Company incurred consulting and related expenses of approximately $748,900 from outside consultants and the following officers and directors of the Company, or companies controlled by them: Barry Clark, John Watt, Nan Hai and Millard Roth, of which approximately $249,500 was actually paid.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
--------  ---------------------------------

         Index of Exhibits to this filing:

         (3)(i)      Articles of Incorporation;
         (3)(ii)     By-Laws;
         (21)        List of subsidiaries.

          No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this filing.


                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  TENGTU INTERNATIONAL CORP.

By:      /s/      Pak Kwan Cheung, Chairman of the Board of Directors and CEO

By:      /s/      Simon Hui, Controller

By:      /s/      Barry Clark, Director and President

By:      /s/      Jing Lian, Director

By:      /s/      Michael Nikiforuk, Director

By:      /s/      Nan Hai, Director


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
EXCHANGE ACT BY NON-REPORTING ISSUERS

There were no annual reports to security holders covering the registrant's last fiscal year. There were proxy no statements sent to more than ten of the registrant's security holders with respect to any annual or other meeting of shareholders.