Form 10KSB
period 1999-06-30
TENGTU INTERNATIONAL CORP
filed 1999-11-22
CIK 847597

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ...........to...............



                           TENGTU INTERNATIONAL CORP.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


         Delaware                                           77-0407366
---------------------------------                    ----------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                    Identification Number)


                                   Suite 3825
                   First Canadian Place, 100 King Street West
                        Toronto, Ontario, Canada M5X 1E3
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (416) 368-8400
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

         Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]
                                      -----

         State the issuer's revenues for its most recent fiscal year.

         Tengtu International Corp.'s revenues from continuing operations for the fiscal year ended June 30, 1999 were $2,344,873.

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

                  Aggregate market value of stock held by non-affiliates was approximately, $ 1,750,950.86 as of June 30, 1999. There were a total of approximately 14,007,607 shares held by non-affiliates as of such date.

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
Yes    No
   ---   ----


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,677,607 shares outstanding as of August 31, 1999.

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

         Proxy materials for the Company's December 29, 1998 Special Shareholder's Meeting are incorporated by reference in Part III.

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

THE BUSINESS OF THE COMPANY

         The Company's operations are carried out through a joint venture, Tengtu United Electronics Development, Co. Ltd. ("Tengtu United"), and two subsidiaries, TIC Beijing Electronics Co., Ltd. ("TIC Beijing")(wholly owned by the Company) and Iconix International, Inc. ("Iconix")(44% owned by the Company). These companies engage in the following lines of business in China and
Canada: systems integration, development and marketing of educational and entertainment software, animation and multimedia.

TENGTU UNITED
-------------

         Tengtu United is based in Beijing, China and is 57% owned by the Company. The remaining 43% is owned by Tengtu China, which is unaffiliated with the Company and is owned by three Chinese state-owned computer companies, Legend Computer Group, Taiji Computer Corporation, and Great Wall Computer Group. These companies, in turn, are controlled by either the Chinese Academy of Science or the Chinese Ministry of Electronics. Tengtu United had 3 full time employees as of June 30, 1999 and 25 independent contractors working on software development.
         Tengtu United develops educational and entertainment software for sale to kindergarten through 12 ("K-12") schools in China. The potential market for such software consists of approximately 800,000 Chinese schools with over 200 million students. Tengtu United commenced operations in the first quarter of 1997 and as of June 30, 1998, developed over 30 CD-ROM titles.

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

         With the assistance of Tengtu China, Tengtu United is continuing its work with the Chinese Ministry of Education and Ministry of Information Technology to advise them on computerized education and teaching and to assist in implementing computerized education in the Chinese schools. Tengtu United also is continuing its work on two "Torch Projects" awarded by the Ministries of Education and Information Technology. Torch Projects are national initiatives aimed at improving the quality of education designated by the Chinese government. The two Torch Projects are the development of a Digital Library System and a General School Computer Networking System. The Digital Library System is to be a computerized database and catalog of educational books and reference materials. The purpose of the General School Computer Networking System is to introduce computer networking to Chinese schools to enable them to realize greater computer efficiency and sharing of computer software. Iconix' UserNet(TM) software could be used in this project.

         Tengtu United has entered the final stages of software development for the Digital Library System and General School Computer Networking System. The Company's management believes that the software developed for these projects will be useful to Chinese K-12 schools and will generate revenues to the Company beginning in late 1999.

         As of June 30, 1999, Tengtu United's software sales performance has been poor because the educational software market has not yet developed as the Company had anticipated. Specifically, Chinese schools lack adequate computer hardware, networks and software platforms and Chinese teachers lack computer training. However, Tengtu United has turned some of these problems into a business opportunity by selling computer hardware, systems and systems integration services to Chinese schools. In doing so, Tengtu United is also creating a market for its software titles. Another reason for the Company's poor software sales performance is computer software piracy, a major problem in China.

         The Company had committed an additional $6,000,000 in funding to Tengtu United for the fiscal year ended June 30, 1998 which it was unable to raise. Tengtu United was therefore forced to downsize its operations and research and development activities in 1998 and 1999 causing substantial disruption of its business plan. This lack of funding combined with the weak market for educational software in China led to most of the losses reflected in Tengtu United's financial statements. Despite its downsizing, Tengtu United, with the assistance of Tengtu China, has continued to work with the Chinese Ministry of Education and Ministry of Information Technology to find ways to enable Chinese schools to incorporate information technology into teaching. Tengtu China has also provided Tengtu United assistance with research and development. However, Tengtu United's downsizing has led to the delay and cancellation of many software projects resulting in financial losses reflected in the Company's financial statements.

         Tengtu United and Tengtu China are continuing their significant role in China's initiative to establish an electronic publishing infrastructure with the Chinese Ministry of Education and Ministry of Information Technology. Tengtu United expects to be able to transfer many books onto CD ROM which can be easily accessed and shared. Tengtu China is one of only eight companies that has been granted an electronic publishing license in China and the only company in China with a license to publish educational software. The license is for one year and is renewable each year thereafter upon approval from the Chinese Government.

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

         TIC Beijing provides its services to major television stations including Central China Television ("CCTV") and Beijing Television. TIC Beijing continues to seek to expand its business to include pre-production, co-production of television shows, distribution of foreign television programs and co-productions of television cartoons. This expansion will require an additional investment of approximately $3 million.

         TIC Beijing's services are marketed by its own in-house marketing staff with contacts in the Chinese television industry and through attendance at trade shows and conferences.

         TIC Beijing's competition consists of five local Beijing studios. However, none of these studios have both two and three dimensional animation and post-production facilities. In addition, TIC Beijing is the only studio that is foreign owned and believes it has easier access to foreign technology.

         TIC Beijing has a license to operate its business from the Chinese government which is reviewed each year. There is no other significant government approval or regulation of its business.

ICONIX
------

         Iconix is a Toronto, Canada based company in which the Company had a 44% interest as of June 30, 1999. Iconix and its UserNet(TM) product were acquired from Unisys Canada in May, 1997. Iconix has 2 employees and 9 independent contractors.

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

          Iconix is planning to introduce a Mandarin Chinese version of UserNet to bundle with Tengtu United's software titles. The demonstration version of the Mandarin version is now complete. By bundling UserNet with Tengtu United's CD-ROM based courses in Mandarin, Tengtu United and Iconix are attempting to become the major software supplier to the more than 800,000 Chinese schools with over 200 million students. Both Iconix and Tengtu United plan to make use of TIC Beijing's services to provide leading edge sound, multimedia and entertainment content to their K-12 software.

         In March, 1999, Capital Partners I, a Canadian Corporation, invested $999,600 (Canadian) in Iconix in exchange for 588 convertible preferred shares. These funds will be used to finance Iconix' current activities as well as for additional marketing and product development.

         UserNet is marketed and distributed through Iconix' sales force and through its web site at Iconix' UserNet name is a registered trademark in Canada and the UserNet source code is copyrighted.

EMPLOYEES

         The Company, exclusive of subsidiaries, has two full time employees and six independent contractors.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         A special meeting of the shareholders of the Company was held on December 29, 1998 at 2:00 p.m., Eastern Standard Time, at the offices of Hecht & Steckman, P.C., 60 East 42nd Street, Suite 5101, New York, New York 10165-5101.

         The following matters were voted upon at the special meeting:

FIRST PROPOSAL

         The First Proposal sought election of the following directors: Pak Kwan Cheung, Jing Lian, Barry Clark, Gordon Campbell Reid, John Donald Watt, Nan Hai and Michael Nikiforuk, to serve until the next annual meeting of the shareholders.

          Election of each of the above Directors was approved by a plurality of the shareholders of the Company by the following votes:

                              For            Against             Abstain
                              ---            -------             -------
Pak Kwan Cheung            11,064,440           0               1,565,020
Jing Lian                  11,064,440           0               1,565,020
Barry Clark                11,064,440           0               1,565,020
Gordon Campbell Reid       11,064,440           0               1,565,020
John Donald Watt           11,064,440           0               1,565,020
Nan Hai                    11,064,440           0               1,565,020
Michael Nikiforuk          11,064,440           0               1,565,020

SECOND PROPOSAL

         The Second Proposal sought shareholder approval of the Tengtu Stock Incentive Plan, previously approved by the Company's Board of Directors on April 25, 1998.

         The Second Proposal was approved by a majority of the shareholders of the Company by the following vote: 11,064,400 for, 40 against, 1,565,020 abstentions.

THIRD PROPOSAL

         The Third Proposal sought shareholder ratification of the appointment of Moore Stephens, P.C. as the Company's independent auditor.

         The Third Proposal was approved by a majority of the shareholders of the Company by the following vote: 12,629,440 for, 20 against, 0 abstentions.

                                     Part 2
                                     ------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------  ---------------------------------------------------------

         The principal market where the Company's common equity is traded is the National Association of Securities Dealers Bulletin Board. The high and low sales prices of the Company's common stock for each quarter within the last two fiscal years was:

                               High                       Low
                               ----                       ---

3rd Quarter 1997  -            1/2                        3/16

4th Quarter 1997  -            1/2                        1/8

1st Quarter 1998  -            1/8                        1/8

2nd Quarter 1998  -            3/16                       1/16

3rd Quarter 1998  -             --                         --

4th Quarter 1998  -             .09                       1/16

1st Quarter 1999  -            9/16                        .10

2nd Quarter 1999  -             1/4                       1/8


         As of June 30, 1999 there was one class of common equity held by approximately 399 holders of record.

         No dividends have been declared by the Company during the last two fiscal years. There are no restrictions which affect or are likely to affect the Company's ability to pay dividends in the future.

         In the past three fiscal years, the Company has sold the following securities without registration under the Securities Act of 1933 in reliance on exemptions therefrom:

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------  ---------------------------------------------------------

         LIQUIDITY AND CAPITAL RESOURCES

         The Company has relied on $7,693,527 capital raised during the fiscal year ended June 30, 1997 pursuant to Regulation S and section 4(2) of the Securities Act of 1933, as amended.

         For the year ended June 30, 1999, net cash provided by operating activities totaled $41,141 including net loss of $1,662,947 and depreciation and amortization of $314,108. Pre-paid expenses, inventories, advances to suppliers and other receivables decreased by $5,307, $191,164, $122,415 and $3,199 respectively primarily due to a writedown of obsolete inventory and scaling down and product refocusing of Tengtu United operations during the year. Accounts receivable, other assets and due from related party increased by $184,529, $44,238 and $32,762 primarily due to longer payment terms extended to Iconix customers and an advance of $30,000 to an officer.

         Accounts payable, accrued expenses and due to related party consultants increased by $556, $109,853 and $481,124 respectively, offset slightly by other liabilities of $12,284. To conserve cash, the Company has deferred payments to consultants and senior management of approximately $481,000.

         At the end of the year, the Company set up a provision for bad debt totaling $143,081 for overdue receivables, issued $22,563 in common stock for services and expensed $50,000 in compensation costs on granting of stock options.

         During the year, $669,023 was generated by Iconix' sale of 558 convertible preferred shares with a coupon rate of 9.5%.

         Net cash used by investing activities amounted to $73,380 primarily due to acquisitions of machinery and equipment for TIC Beijing's Animation Centre.

         There were no funds generated by financing activities during the year.

         For the year ended June 30, 1998, net cash used by operating activities totaled $1,409,062 including net loss of $4,219,004 and depreciation and amortization of $311,041. Prepaid expenses, inventories, advances to suppliers, other receivables decreased by $559,611, $248,840, $180,908 and $90,560 respectively primarily due to scaling down and product refocusing of Tengtu United's operations at the end of the year. Accounts receivable increased by $199,544 due to the commencement of Iconix and TIC Beijing operations in July, 1997. Accounts payable and accrued expenses increased by $1,286,264 and $266,146. To conserve cash, the Company deferred payments to consultants of $518,936. Included in the accounts payable was a contingent liability of $538,544 payable to a former landlord due to a breach of contract. At the end of the year, the Company wrote down the balance of goodwill of $180,000, set up a provision for bad debt of $66,900 for overdue receivables, used common stock for services of $62,500 and expensed compensation costs on granting of stock options of $50,000. Net cash used by investing activities was $947,612 primarily due to acquisitions of machinery and equipment for TIC Beijing's Animation Centre. There were no funds generated by financing activities during the year.

         The Company incurred a net loss of $1,662,947 for the fiscal year ended June 30, 1999, and, as of that date, had a working capital deficiency of $1,933,885. These factors, as well as a significant downsizing and product refocusing by Tengtu United, the Company's largest operating entity, create an uncertainty about the Company's ability to continue as a going concern. However, the Company's management has developed a plan of operation to mitigate these factors and enable the Company to continue as a going concern. The Company's plan of operation includes obtaining funds by private placement of $150,000 and a loan of $100,000, the reduction of operating expenses, deferral of payment of consulting fees, the expansion of Iconix with $669,023 raised by the sale of Iconix convertible preferred shares, as well the items discussed in the "Plan of Operation" section below. The ability of the Company to continue as a going concern is dependent upon the success of its plan.

REVENUES
--------

         The Company derived its revenues from its systems integration, educational and entertainment software, and animation businesses. Sales decreased by 49.5% from $4,646,355 for the fiscal year ended June 30, 1998 to $2,344,873 for the fiscal year ended June 30, 1999, primarily due to the downsizing and product refocusing of Tengtu United's operations.

         Sales by Tengtu United for the fiscal year ended June 30, 1999 were $30,344 ($2,776,605 in fiscal year ended June 30, 1998), TIC Beijing $593,777
($446,565 in fiscal year ended June 30, 1998) and Iconix $1,720,752 ($1,423,185 in fiscal year ended June 30, 1998) respectively.

GROSS PROFIT
------------

         Gross profit margins, expressed as a percentage of sales, decreased from 11.4% for the fiscal year ended June 30, 1998, to 11.0% for the fiscal year ended June 30, 1999, due to higher overhead costs per unit on smaller sales.

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

         Research and development expenses decreased from $511,889 for the fiscal year ended June 30, 1998, to $1,440 for the fiscal year ended June 30, 1999, due to the downsizing and product refocusing of Tengtu United's operations. Research and development expenses were supported by Tengtu China, Tengtu United's Chinese partner, because an expected additional US $6,000,000 financing was not obtained.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

         General and administrative expenses decreased by 49.5% from $3,482,105 for the fiscal year ended June 30, 1998, to $1,757,356 for the fiscal year ended June 30, 1999, primarily due to the significant downsizing and product refocusing of the operations of the Company and Tengtu United.

BAD DEBT
--------

Bad debt increased by 114.3% from $66,898 for the fiscal year ended June 30, 1998 to $143,347 for the fiscal year ended June 30, 1999 due to a provision for overdue accounts receivable.

ADVERTISING
-----------

         Advertising expense decreased by 88.1% from $139,550 for the fiscal year ended June 30, 1998, to $16,621 for the fiscal year ended June 30, 1999, due to the downsizing and product refocusing of operations of Tengtu United.

SELLING
-------

         Selling expenses decreased by 82.2% from $299,101 for the fiscal year ended June 30, 1998 to $53,333 for the fiscal year ended June 30, 1999, primarily due to the downsizing and product refocusing of operations of Tengtu United.

DEPRECIATION
------------

         Depreciation expenses charged to operations decreased by 45.9% from $119,262 for the fiscal year ended June 30, 1998, to $64,517 for the fiscal year ended June 30, 1999, primarily due to the downsizing and product refocusing of the operations of Tengtu United.

WRITE DOWN OF GOODWILL
----------------------

         The Company recorded a loss of $180,000 from the write down of goodwill during the fiscal year ended June 30, 1998. As a result of the Company's losses during the fiscal year ended June 30, 1998 and the necessary revisions to the projected future undiscounted cash flows, there is no longer justification for the carrying value of goodwill resulting from the Company's investment in Tengtu United (a joint venture) of $200,000 ($100,000 cash and 2,000,000 common shares valued at $.05 per share) purchased in June 1996. As of June 30, 1998, goodwill of $200,000 and related accumulated amortization of $20,000 was written off.

INTEREST INCOME
---------------

         Interest income decreased by 82.6% from $22,578 for the fiscal year ended June 30, 1998 to $3,923 for the fiscal year ended June 30, 1999, primarily due to the decrease in cash available for investments during the current year.

OTHER INCOME
------------

         Other income decreased by 6.6% from $38,088 for the fiscal year ended June 30, 1998 to $35,585 for the fiscal year ended June 30, 1999. Other income was primarily attributable to sales of technical support services and software copyrights generated by Tengtu United.

MINORITY INTERESTS IN SUBSIDIARY'S EARNINGS
-------------------------------------------

         The share of Iconix' loss for the fiscal year ended June 30, 1999 is $83,075 and the cumulative investment up to June 30, 1998 was $77,054. $77,054 of loss was absorbed in the fiscal year ended June 30, 1999 and the remaining balance of $6,021 will be carried forward to be absorbed by future earnings.

         Tengtu China's interest in Tengtu United's loss is limited by its capital investment. Any loss not realized by Tengtu China will be carried forward to be absorbed in the year(s) in which Tengtu United has net income or in the year(s) that Tengtu China contributes more capital. As at June 30, 1999, the cumulative loss of Tengtu United being carried forward is $1,601,840.

PLAN OF OPERATION
-----------------

         Tengtu United, the Company's joint venture subsidiary, focused on developing, marketing and selling its software products to Kindergarten through 12th grade ("K-12") schools in China. The Chinese government, realizing that the Chinese K-12 schools need the necessary computer hardware, operating systems, other software and teacher training to utilize information technology to upgrade the quality of education, commissioned Tengtu China, which in turn commissioned Tengtu United, to develop and implement two of its Torch Programs, the General School Computer Networking System and the Digital Library System. The purpose of the Torch Program is to enable the Chinese K-12 schools to realize greater efficiency in education through the use of computers. Under the Chinese Torch Program, Tengtu United is in the process of focusing its efforts to provide the Chinese K-12 schools with the necessary hardware, software and teacher training to run its educational software. Direct sales of this expanded product line to the Chinese K-12 schools, as well as sales through other companies with which the Company has created strategic alliances, as set forth below, began in September, 1999. Approximately 12,500 schools have given purchase orders and/or commitments for software, hardware and/or training.

         In pursuing its shifted focus, in August, 1999, the Tengtu United and Tengtu China entered into a "Cooperation Agreement" with the Microsoft (China) Co., Ltd. ("Microsoft China") which generally provides as follows:


         1. Microsoft China will license proprietary operating software to Tengtu United;

         2. Microsoft China will appoint Tengtu United as its selling representative for its products in the Chinese K-12 school market;

         3. Microsoft China is to contribute funds for marketing Tengtu United's software products in an amount to be agreed upon;

         4. Microsoft China is to provide technical assistance, installation, training and technical support to Tengtu China with respect to installation of its products under the Torch Program;

         5. Microsoft China is to provide funding to Tengtu United to establish one or more educational product demonstration centers;

         6. Microsoft Inc.'s publishing division, pursuant to a copyright license agreement, will license Tengtu United to sell Microsoft's educational software in China;

         7. The parties understand that this Agreement provides only a framework and substantial implementation plans are subject to further agreement.

         As part of its total solution project, Tengtu United has also entered into agreements with two Chinese hardware manufacturers to supply their products to the Chinese K-12 schools. The first is with Legend Computer Group ("Legend"), a minority owner of Tengtu China, the Company's joint venture partner, and also the largest hardware manufacturer in China. The second with is Taigu Computer Company ("Taigu"), which manufactures inexpensive desktop computers specifically for use in schools.

         The shift of focus is also strengthening Tengtu United's ability to pursue its educational software business. In September and November, 1999, Tengtu China, the Company's joint venture partner, received two bank loans totaling approximately U.S. $4.58 million loan from two Chinese banks, China Min Sheng Bank and China Agriculture Bank. It is anticipated that these funds will be used by Tengtu United to further develop its Torch Program software for the Chinese K-12 schools. The Company also believes that this software, combined with the hardware and other software provided by Microsoft, Legend and Taigu, has the potential of making Tengtu United a primary supplier of computer software and hardware packages to the Chinese school system. In addition, for easier access to software programming talent in North America, Tengtu United will establish a software development and marketing center in Vancouver, Canada.

         TIC Beijing, the Company's wholly owned subsidiary, will continue to provide information technology services, including animation, special digital effects and post-production services to the entertainment industry in China. TIC Beijing will also work with Tengtu United to provide animation and digital effects to its software titles. In order to improve its profitability, TIC Beijing intends to develop product lines including animated cartoon series, documentaries and other television programming. The Company believes that these product lines will permit TIC Beijing to enter into co-production agreements with Western companies to distribute and market television programming both in and outside of China. In order to pursue this focus, the Company is negotiating with Western television production companies for co-production of television programming and to obtain additional financing.

         Iconix and its UserNet family of products was a strategic acquisition for the Company in 1997. Iconix is in the final stages of development for a Mandarin Chinese version of UserNet which is expected to be completed by the end of 1999. The Mandarin Chinese version of UserNet will be used on all of the computer hardware sold by Tengtu United to the Chinese K-12 schools. The Company anticipates that by the end of 2000, UserNet will also be bundled with Tengtu United's current library of over 30 CD-ROM based courses in Mandarin Chinese, as well as planned titles created pursuant to the Torch Projects.

         In August, 1999, the Company formed a joint venture company, Edsoft Platforms (Canada)) Inc. ("Edsoft"), in which the Company has a 55% interest, to market and sell educational software (including UserNet and software developed in China by Tengtu United) tailored to the educational market in Hong Kong. In July, 1999, Edsoft received an investment of H.K.$2,000,000 from private investors in the form of a loan. Edsoft is in the process of attempting to raise an additional U.S.$5 million in working capital.

         The Company has retained The Cavior Organization as its public relations firm to communicate with the investment community.

ITEM 7.  FINANCIAL STATEMENTS
-------  --------------------




                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                              Financial Statements
                                  June 30, 1999

                   Tengtu International Corp. and Subsidiaries
                   -------------------------------------------


                                    CONTENTS
                                                                         Page
Independent Auditor's Report                                              F-1
Consolidated Financial Statements:
      Balance Sheet as of June 30, 1999                                   F-2
      Statements of Operations for the years ended
           June 30, 1999 and 1998                                         F-3
      Statements of Stockholders' Equity for the years ended
           June 30, 1999 and 1998                                         F-4
      Statements of Cash Flows for the years ended
           June 30, 1999 and 1998                                         F-5
      Notes to Financial Statements                                   F-6 - F-15

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Tengtu International Corp.


We have audited the accompanying consolidated balance sheet of Tengtu International Corp. and its subsidiaries as of June 30, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two fiscal years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opnion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tengtu International Corp. and its subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for each of the two fiscal years in the period then ended in conformity with generally accepted accounting principles.

The accompanying statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $1,662,947 for the year ended June 30, 1999 and, as of that date, had a working capital deficiency of$1,933,885. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.
                                    Moore Stephens, P.C.
                                    Certified Public Accountants

New York New York
September 26, 1999,
except for Note 2 as to
which the date is
November 15, 1999.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  June 30, 1999



                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                   $    406,131
    Accounts receivable, net of allowance for
         doubtful accounts of $209,981                               437,792
    Due from related party                                           323,287
    Prepaid expenses                                                  29,903
    Inventories                                                       34,448
    Other receivables                                                 32,741
                                                                ------------
                  Total Current Assets                             1,264,302

PROPERTY AND EQUIPMENT, net                                        1,372,080

OTHER ASSETS                                                          59,440
                                                                ------------
TOTAL ASSETS                                                    $  2,695,822
                                                                ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                            $  1,607,699
    Accrued expenses                                                 465,704
    Due to related party consultants                               1,059,549
    Other liabilities                                                 65,235
                                                                ------------
                  Total Current Liabilities                        3,198,187
                                                                ------------

COMMITMENTS [Note 8]

MINORITY INTEREST                                                    577,823
                                                                ------------

STOCKHOLDERS' DEFICIT
    Preferred stock, par value $.01 per share; authorized
     10,000,000 shares; issued -0- shares
    Common stock, par value $.01 per share;
     authorized 100,000,000 shares;
     issued 19,477,607 shares                                        194,777
    Additional paid in capital                                     8,746,659
    Accumulated deficit                                          (10,015,690)
    Accumulated Other Comprehensive Income (Loss):
    Cumulative translation adjustment                                 (5,150)
                                                                ------------
                                                                  (1,079,404)
    Less: Treasury stock, at cost, 78,420 common shares                 (784)
                           Total Stockholders' Deficit            (1,080,188)
                                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $2,695,822
                                                                ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEAR ENDED JUNE 30,



                                                         1999             1998
                                                         ----             ----
SALES                                                $  2,344,873    $  4,646,355
COST OF SALES                                           2,087,768       4,117,182
                                                     ------------    ------------
GROSS INCOME                                              257,105         529,173
                                                     ------------    ------------
OPERATING EXPENSES
  Research and development                                  1,440         511,889
  General and administrative                            1,757,356       3,482,105
  Bad Debts                                               143,347          66,898
  Advertising                                              16,621         139,550
  Selling                                                  53,333         299,101
  Depreciation                                             64,517         119,262
  Write down of goodwill                                      -0-         180,000
                                                     ------------    ------------
                                                        2,036,614       4,798,805
                                                     ------------    ------------
OTHER INCOME (EXPENSE)
  Interest income                                           3,923          22,578
  Other income                                             35,585          38,088
                                                     ------------    ------------
                                                           39,508          60,666
                                                     ------------    ------------
LOSS BEFORE MINORITY INTERESTS                       $ (1,740,001)   $ (4,208,966)
                                                     ============    ============
MINORITY INTERESTS IN SUBSIDIARY'S EARNINGS (LOSS)
                                                          (77,054)         10,038
                                                     ------------    ------------
NET LOSS
                                                     $ (1,662,947)   $ (4,219,004)
                                                     ============    ============
NET LOSS PER COMMON SHARE
 [Basic and Diluted]                                 $       (.09)   $       (.22)
WEIGHTED AVERAGE NUMBER OF SHARES                      19,317,382      18,813,545




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998




                                                            Additional
                                       Common Stock          Paid-in       Comprehensive    Accumulated
                                       ------------
                                     Shares      Amount      Capital       Income(Loss)       Deficit
                                     ------      ------      -------       ------------       -------
Balance-June 30, 1997              18,797,107   $187,972   $8,688,428            --      $ (4,133,739)
Issuance of common stock in
exchange for services at fair
value - June 19, 1998                 500,000      5,000       57,500            --              --
Amortization of deferred
compensation related to stock
options issued in year ended
June 30, 1997                            --         --           --              --              --


Adjustment to minority
interest                                 --         --            (27)           --              --
Other Comprehensive Income:

Foreign currency adjustment
                                         --         --           --      $     (5,754)           --
Comprehensive Income:
                                         --         --           --        (4,219,004)     (4,219,004)
                                                                         ------------
Net Loss
Comprehensive Income                     --         --           --      $ (4,224,758)          --
                                   ----------   --------   ----------    ============    -----------

Balance - June 30, 1998            19,297,107    192,972    8,725,901            --       (8,352,743)
Issuance of common stock in
exchange for services at fair
value - May 21, 1999                  180,500      1,805       20,758            --              --
Amortization of deferred
compensation related to stock
options issued in year ended
June 30, 1997                            --         --           --              --              --
Other Comprehensive Income:
Foreign currency adjustment
                                         --         --           --            16,235            --



Comprehensive Income: Net loss
                                         --         --           --        (1,662,947)     (1,662,947)
                                                                         ------------

Comprehensive Income                     --         --           --      $ (1,646,712)
                                 ------------   --------   ----------    ============    ------------
Balance - June 30, 1999            19,477,607   $194,777   $8,746,659                    $(10,015,690)
                                 ============   ========   ==========                    ============





                                Accumulated
                                   Other                                        Stock-
                                  Compre-       Treasury   Unamortized         holders'
                                  hensive       Stock at     Deferred           Equity
                               Income(Loss)       Cost     Compensation       (Deficit)
                               ------------       ----     ------------       ---------

Balance-June 30, 1997            $(15,631)     $  (784)   $  (100,000)     $  4,606,246
Issuance of common stock in
exchange for services at fair
value - June 19, 1998                --           --              --             62,500
Amortization of deferred
compensation related to stock
options issued in year ended
June 30, 1997                        --           --           50,000            50,000


Adjustment to minority
interest                             --           --              --                (27)
Other Comprehensive Income:

Foreign currency adjustment
                                   (5,754)        --              --             (5,754)
Comprehensive Income:
                                     --           --              --         (4,219,004)


Net Loss
Comprehensive Income
                                 ________      _______    ___________      ____________

Balance - June 30, 1998           (21,385)        (784)       (50,000)          493,961
Issuance of common stock in
exchange for services at fair
value - May 21, 1999                 --           --              --             22,563
Amortization of deferred
compensation related to stock
options issued in year ended
June 30, 1997                        --           --           50,000            50,000
Other Comprehensive Income:
Foreign currency adjustment
                                   16,235         --              --             16,235



Comprehensive Income: Net loss
                                     --           --              --         (1,662,947)

Comprehensive Income
                                 --------      -------    -----------      ------------
Balance - June 30, 1999          $ (5,150)     $  (784)   $         0      $ (1,080,188)
                                 ========      =======    ===========      ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEAR ENDED JUNE 30,


                                                                        1999            1998
                                                                        ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                        $(1,662,947)    (4,219,004)
     Adjustments to reconcile net loss
     to net cash provided (used) by operating activities:
         Depreciation and amortization                                   314,108        311,041
         Provision for bad debt                                          143,081         66,900
         Issuance of common stock for services                            22,563         62,500
         Noncash compensation expense on granting of stock options        50,000         50,000
         Minority interest in subsidiary                                 534,531         43,265
         Write-down of goodwill                                                0        180,000
         Changes in operating assets and liabilities:
         Decrease (Increase) in operating assets:
              Accounts receivable                                       (184,529)      (199,544)
              Prepaid expenses                                             5,307       (559,611)
              Inventories                                                191,164        248,840
              Advances to suppliers                                      122,415        180,908
              Other receivables                                            3,199         90,560
              Organization Costs                                               0         (1,000)
              Due from related party                                     (32,762)      (258,819)
              Other assets                                               (44,238)        14,457
         Increase (Decrease) in operating liabilities:
              Accounts payable                                               556      1,286,264
              Accrued expenses                                           109,853       (252,785)
              Due to related party consultants                           481,124        518,931
              Due to related party                                             0        (74,128)
              Other liabilities                                          (12,284)        (7,059)
                                                                     -----------    -----------
               Net Cash Provided (Used) by Operating Activities          (41,141)    (1,409,062)
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                  (73,380)      (947,612)
                                                                                    -----------
         Net Cash Used by Investing Activities                           (73,380)      (947,612)
                                                                     -----------    -----------


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   16,235         (5,754)
                                                                     -----------    -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                    (16,004)    (2,362,428)
CASH AND CASH EQUIVALENTS, beginning of year                             422,135      2,784,563
                                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $   406,131    $   422,125
                                                                     ===========    ===========



NONCASH INVESTING AND FINANCING ACTIVITIES:
The Company issued common stock valued at $22,563 and $62,500 in exchange for services for the years ended June 30, 1999 and 1998, respectively.



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


2.  GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $1,662,947 for the year ended June 30, 1999 and, as of that date, had a working capital deficiency of $1,933,885. Those factors, as well as a significant downsizing of operations in its largest operating subsidiary for the year ended June 30, 1999, create an uncertainty about the Company's ability to continue as a going concern.

Management has developed a plan to alleviate these factors to enable the Company to continue as a going concern. The plan includes an injection of $250,000 into the Company, allocated approximately $150,000 as equity and $100,000 as debt; the majority of the funds was received by October 28, 1999. Additionally, the Chinese government has granted the minority owner of one of the Company's subsidiaries in China an exclusive license to upgrade the computer systems in grades kindergarten through twelve in the Chinese public school system. This project is intended to be carried out through the Company's subsidiary. In order to exploit this license, the minority owner has entered into three market development agreements, including one with Microsoft (China) Co., Ltd., to provide computer software and hardware to the schools. To help fund this project, the minority owner of the Company's subsidiary has received bank loans of approximately $4,600,000, which were received in two installments in September and November 1999. It is anticipated that the Company's subsidiary will receive advances if these monies from the minority owner of the subsidiary on an as needed basis. Additionally, the Company has entered into agreements with a number of its related party consultants (see Note 10) to defer payment of their respective fees until the company completes a major financing transaction either through equity or debt (see additional plans - Note 17a).

The ability of the Company to continue as a going concern is dependent on the success of its plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.  SIGNIFICANT ACCOUNTING POLICIES

    a.   PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and subsidiaries over which it has operational control, including subsidiaries with a year end of December 31; however, those subsidiaries financial books and records have been cut-off at June 30 to allow them to be included in these consolidated financial statements. Significant intercompany balances and transactions have been eliminated on consolidation.

         In accordance with Accounting Research Bulletin 5, the Company has charged to income the loss applicable to the minority interests that is in excess of the minorities' interests in the equity capital of the subsidiaries, including any guarantees or commitments from minority shareholders for further capital contributions.

    b.   USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at June 30, 1999, and reported amounts of revenues and expenses during each of the two fiscal years then ended. Actual results could differ from those estimates.

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

    f.   GOODWILL

         Goodwill represented the excess of cost of an acquired subsidiary over the fair value of net assets acquired, and was amortized on the straight-line basis over ten years. [See Note 5].

    g.   CASH EQUIVALENTS

         The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    h.   INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to determine deferred tax assets and liabilities. The deferred assets and liabilities are determined based upon the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are assumed to reverse.

         The Company files a consolidated return with its subsidiaries that are eligible to be consolidated. Separate provisions for income tax are calculated for subsidiaries that are not eligible for consolidation into the U.S. federal income tax return.

    i.   Loss per Share

         Loss per common and common equivalent share is computed based on the weighted average number of common shares outstanding. Due to the antidilutive effect of the assumed exercise of outstanding common stock equivalents at June 30, 1999 and 1998, loss per share does not give effect to the exercise of these common stock equivalents in either year, but they may dilute earnings per share in the future.

    j.   ADVERTISING EXPENSE

         The Company expenses advertising costs as incurred.

    k.   IMPAIRMENT

         The Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. [See Note 5].


    l.   FOREIGN CURRENCY TRANSACTIONS/TRANSLATION

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

    m.   ACCUMULATED OTHER COMPREHENSIVE INCOME

         Accumulated other comprehensive income represents the change in equity of the Company during the periods presented from foreign currency translation adjustments.

TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


4.  PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 1999 is comprised as follows:

                        Computer hardware                       $  106,097
                        Computer software                          191,301
                        Furniture and fixtures                      45,479
                        Automobiles                                206,553
                        Office equipment                            89,369
                        Leasehold improvement                       27,137
                        Idle equipment                              73,305

                        Production equipment                     1,288,495
                                                               -----------
                        Total at Cost                            2,027,736
                        Less: accumulated depreciation            (655,656)
                                                               -----------
                        Net property and equipment             $ 1,372,080
                                                               ===========

Depreciation charged to operations for the year ended June 30, 1999 and 1998 was $314,108 and $311,016, respectively, of which approximately $249,591 and $191,779 was included in cost of sales for the year ended June 30,1999 and June 30, 1998, respectively.

TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

5.  IMPAIRMENT OF GOODWILL

         During the fiscal year ended June 30, 1998, the Company recorded an impairment loss of $180,000 from the write down of goodwill. As a result of the loss for the year ended June 30, 1998, and the necessary revisions to the projected future undiscounted cash flows, there was no longer justification for the carrying value of goodwill resulting from the Company's investment in a joint venture of $200,000 ($100,000 cash and 2,000,000 common shares valued at $.05 per share) purchased in June 1996. Fair value of goodwill was based on the present value of estimated expected future cash flows from the related assets. As of June 30, 1998, goodwill of $200,000 and related accumulated amortization of $20,000 was written off.

6.  INCOME TAXES

         For the current year, none of the Company's operating subsidiaries will be included in its federal income tax return as these are all foreign entities and are therefore ineligible for consolidation.

         The Company has accumulated approximately $5,330,000 of operating losses that may be used to offset future federal taxable income. The utilization of the losses expire in years from 2005 to 2019. Due to an ownership change in the year ended June 30, 1996, annual utilization of approximately $265,000 of the losses is expected to be limited to an estimated $60,000 by current provisions of Section 382 of the Internal Revenue Code, as amended.

         As the Company is not liable for either current or deferred income taxes for the years ended June 30, 1999 and 1998, respectively, no provision is shown on the statement of operations. The Company has recorded a deferred tax asset of approximately $1,813,000 at June 30, 1999 and $1,486,000 at June 30, 1998 due principally to net operating losses. A valuation allowance of an identical amount has been recorded as the Company believes that it is more likely than not that the losses will not be utilized. The allowance has the effect of reducing the carrying value of the deferred tax asset to $0. The valuation allowance increased approximately $327,000 and $717,000 during the years ended June 30, 1999 and 1998 respectively.

7.  CONCENTRATION OF CREDIT RISK

         The Company operates through subsidiaries located principally in Beijing, China and Toronto, Canada; the administrative office is in Vancouver, Canada. The Company grants credit to its customers in both geographic regions. At June 30, 19998, approximately 53% of the accounts receivable balance was due from customers in Canada. As of June 30, 1999, balances from one customer accounted for approximately 28% of the accounts receivable balance.

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

TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)


7.  CONCENTRATION OF CREDIT RISK (CONTINUED)

         The Company established an allowance for doubtful accounts at June 30, 1999 of $209,981. The Company believes any credit risk beyond this amount would be negligible.

         At June 30, 1999, the Company had approximately $403,000 of cash in banks uninsured. The Company did not have balances in excess of the federally insured amounts in U.S. banks.

         The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

8.  COMMITMENTS AND CONTINGENCIES

    a. The Company has entered into a number of operating leases for office space. The minimum rental payments on these leases are as follows:

                        Year Ending
                         June 30,
                         --------
                           2000                      $  80,810
                           2001                         66,075
                           2002                         51,340
                                                        ------
                           Total                     $ 198,225
                                                       =======


         Rent expense for the years ended June 30, 1999 and 1998 has been charged as follows:

                                                          Year Ended June 30,
                                                          -------------------
                                                           1999         1998
                                                           ----         ----

               General and administrative expense      $ 102,380     $  808,051
               Research and development                        0        110,810
               Selling expense                             8,900         79,531
               Cost of sales                              52,114         72,257
                                                       ---------     ----------
               Total rent expense                      $ 163,394     $1,070,649
                                                       =========     ==========

         The Company has contracts with various executives and consultants. The minimum cash compensation due under these contracts is as follows:

                           Year Ending
                             June 30,
                             --------
                               2000                           273,750
                                                              -------

    b. The Company leased office space under an operating lease, expiring in July 2001. In May 1998, the Company terminated its lease agreement and rent expense of approximately $538,000 was accrued as of June 30, 1998, representing the remainder of the lease payments due under such lease. The liability is included in accrued expenses at June 30, 1999 and is part of rent expense within the Statement of Operations for the year ended June 30, 1998.
                                      F-11

TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

8.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

    c. The Company is committed to contribute $6,000,000 to the joint venture (see Note 5) and to begin making deferred compensation payments to its related party consultants (see Notes 2 and 10) upon the completion of its next major financing.

9.  Foreign Operations

         The Company operates principally in two geographic areas: China and Canada. Following is a summary of information by area for the years ended June 30, 1999 and 1998:


Net sales to unaffiliated customers:                 For the year ended June 30,
                                                        1999            1998
                                                        ----            ----
China                                                $   624,100    $ 3,223,200
Canada                                                 1,720,800      1,423,200
                                                     -----------    -----------
                                                     $ 2,344,900    $ 4,646,400
                                                     ===========    ===========

Income (loss) from operations:

China                                                $  (678,900)   $(1,999,000)
Canada                                                  (148,300)        29,000
                                                     -----------    -----------
                                                        (827,200)    (1,970,000)
Other income                                              39,500         58,400
General corporate expenses                              (875,200)    (2,307,400)
Net loss as reported in accompanying statements      $(1,662,900)   $(4,219,000)
                                                     ===========    ===========
Identifiable assets:
China                                                  1,744,400    $ 2,475,600
Canada                                                   864,100        479,700
                                                     -----------    -----------
                                                       2,608,500      2,955,300
General corporate assets                                  87,300        200,900
                                                     -----------    -----------
Total assets as reported in accompanying
statements                                           $ 2,695,800    $ 3,156,200
                                                     ===========    ===========

         There were no interarea sales in fiscal 1999 or 1998. Identifiable assets are those that are identifiable with operations in each geographical area. General corporate assets consist primarily of cash, cash equivalents, fixed assets, and prepayments.

10.      RELATED PARTY TRANSACTIONS

         In the normal course of business with the joint venturer, the Company generated a receivable balance of $293,287 which represents the net balance of advances to and from the Company during the year ended June 30, 1999. The Company advanced $30,000 to one of the officers during the year.

         During 1999 and 1998 respectively, the Company incurred consulting and related expenses of approximately $543,600 and $708,900 from officers and directors of the Company or its subsidiaries or companies controlled by these officers and directors. Approximately $249,500 of the amount incurred in fiscal year 1998 was paid during the same year. No payments have been made for the amounts incurred in fiscal year 1999.

TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

11.      STOCK OPTIONS

         In April 1997, the Company granted options to an employee to purchase 150,000 shares of common stock at one-third of the market price of the stock at the date of grant. The options are vested equally over three years, beginning with the year ended June 30, 1997. At June 30, 1999, there is no remaining contractual life. Because the exercise price of the options was below the market price at the date of grant, the Company has recorded deferred compensation expense of $150,000 in accordance with APB Opinion No. 25 and related interpretations. The deferral is being recognized ratably over three years, with $50,000 being charged to operations for the years ended June 30, 1999 and 1998.

         Had the Company elected to recognize compensation expense using the fair value method prescribed by SFAS 123, the Company's net loss and net loss per share would be the pro forma amounts indicated below:

                                                         Years Ended June 30,
                                                         --------------------
                                                          1999          1998
                                                          ----          ----
                     Net Loss as Reported            $(1,662,947)   $(4,219,004)
                     Pro Forma Net Loss               (1,677,281)    (4,233,338)
                     Loss Per Share as Reported             (.09)          (.22)
                     Pro Forma Loss Per Share               (.09)          (.23)


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

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model for the pro forma amounts with the following weighted average assumptions:


                                                          June 30, 1997
                                                          -------------
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

         Both standards have been adopted in these financial statements.

         In February 1998, the FASB issued SFAS No. 132, "Employers Disclosure about Pensions and Other Postretirement Benefits", which is effective for fiscal years beginning after December 15, 1997. The modified disclosure requirements are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

         The FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated, for example, gains or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedging may be initially reported as a component of other comprehensive income (outside earnings) until the consummation of the underlying transaction.

         SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all the provisions of SFAS No. 133 is not to be applied retroactively to the financial statements of prior periods. The Company will evaluate the new standard to determine any required new disclosures or accounting.

TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)



13.      Subsequent Events


    a. In July, 1999, the Company incorporated a holding company, Edsoft Platforms (Canada) Inc. ("Edsoft") in which it owns 55%. Edsoft owns 100% of a newly incorporated company, Edsoft Platforms (H.K.) Limited which markets educational software in Hong Kong. The Company will contribute technology and a group of private investors, in July 1999, has advanced approximately $250,000 into Edsoft as a shareholder's loan, bearing a 10% interest rate. One half of the loan can be convertd into common shares of the Company at $3 per share if the loan is not paid in full after 3 years.

    b. As of August 31, 1999, the Company's shareholders approved the 1997 Stock Option Incentive Plan to grant stock options representing a maximum of 2,000,000 common shared to its directors, officers, key employees and consultants. The purchase price of the option shall be the fair value on the date that such option is granted. The exercise period of the option shall expire on such date as the Board of Directors shall determine, but in on event after the expiration of ten years form the date the option is granted.

14.      LITIGATION

         In December 1998 one of the company's Chinese subsidiaries reached a court settlement with one of its suppliers that requires the subsidiary to return approximately $93,500 of inventory to the supplier. This amount has been removed from inventory and the liability is included in accounts payable at June 30, 1999.

15.      MINORITY INTEREST

         Minority interest includes preferred stockholder's equity in a subsidiary which represents 588 shares of voting preferred stock issued by Iconix International Inc. (`Iconix"), a subsidiary of the Company, which are owned by outside investors. These preferred shaers are entitled to approxdximately 32% of the combined voting power of all classes of capital stock. The Company owns approximately 44% of the common stock representing the remaining 68% of the combined voting power of all classes of capital stock of Iconix. The preferred stock is entitled to cumulative dividends at a rate of 9.5%. Preferred dividends are included in the Minority Interest. There were no dividends in arrears at June 30, 1999.

16.      PRESENTATION

         Certain amounts in the June 30, 1998 financial statements have been reclassified to correspond with the June 30, 1999 presentation.

17.      SUBSEQUENT EVENTS (UNAUDITED)

    a.   EQUITY FINANCING

         The Company is negotiating for additional equity financing of approximately $5,000,000, which will be contributed to Edsoft Platforms (H.K.) Limited (see Note 13a). The potential investor will then own approximately 20% of that company.

PART III
--------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------  -------------------------------------------------------------

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The current Directors and Officers of the Company are:

Pak Kwan Cheung, Chairman of the Board and C.E.O. (50)

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

Barry Clark, Director and President (59)

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

Nan Hai, Director (43)

         During the past five years Mr. Hai served as the President of Taiji Computer Company, one of the joint ventures participants in Tengtu United. Taiji Computer Company is a computer technology company. Mr. Hai has served as a Director of the Company since June 1996. Mr. Hai is recognized as one of the top 10 contributors to the electronics industry in China.

Jing Lian, Director and Vice-President (48)

         During the past five years, Mr. Lian has been Vice-President of BlueLake Industries, Ltd., Seattle, Washington. Mr. Lian has served as a Director and Vice President of the Company since June 1996. Mr. Lian received an M.S. degree in Computer Science from Tsing Hua University, Beijing, China. Mr. Lian was a visiting scholar at the University of Washington, Seattle, Washington.

John Donald Watt, Director (54)

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

Michael Nikiforuk, Director (46)

         During the past five years, Mr. Nikiforuk has been the Executive Vice President of Banro Explorations in Toronto, Canada.

Gordon Campbell Reid, Director (60)

         During the past five years, Mr. Reid has served as President of both Gordon C. Reid, Ltd. and GenCon Investments, Ltd. Mr. Reid has served as a Director of the Company since June 1996 and is a director of Canadian Tire, Ottawa, Canada and Systech Retail Systems, Inc.

There are no persons nominated to become future directors of the Company. There are no persons chosen to become Executive Officers not currently serving as such. There currently are no employees aside from the Executive Officers listed above and below.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Gregory McLelland, International Marketing and Distribution (34)

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

Simon Hui, Controller (42)

         During the past five years, Mr. Hui has been employed as a the Controller of the following companies in Canada: Bluestar Battery Systems, Ltd., Glas Aire Industries, Ltd., Yorkfit Micro Memory, Ltd., and Westeel a division of Janock Steel Fabricating Co. Mr. Hui began working with the Company as a full time employee as of June 30, 1997. Mr. Hui is a Chartered Accountant.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Not applicable.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

         For the fiscal year ended June 30, 1999, the following compensation was paid to Directors and Officers of the Company:

COMPENSATION OF EXECUTIVE OFFICERS

         No compensation was paid to any executive officers of the Company during the fiscal year ended June 30, 1999.

COMPENSATION OF DIRECTORS

         No compensation was paid to any directors of the Company during the fiscal year ended 1999.

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

         No cash or stock option compensation pursuant to the April 27, 1997 resolution has been paid to any director for the fiscal year ended June 30, 1999.

CONSULTING AND EMPLOYMENT AGREEMENTS

         The material terms of the consulting and employment agreements between the Company and the above directors and officer who have agreements with the Company.

B.D. Clark & Associates
-----------------------

         On March 21, 1997, B.D. Clark & Associates agreed to provide one of its officers to assume the position of President of the Company to perform, inter alia, the following tasks: development and field implementation of strategies for the Company's product lines, marketing, development of profit and revenue plan objectives. The term of the agreement is three years . The agreement provides for a base fee of $240,000 in cash, with the possibility of an additional $260,000 in cash and stock as a performance bonus upon the attainment of certain objectives by the Company, and 500,000 shares of Company stock upon signing the agreement.

Gregory McLelland
-----------------

         On April 8, 1997, the Company entered into an agreement with Gregory McLelland to provide consulting services and to serve as an officer of the Company. The term of the agreement is three years. The agreement provides a $125,000 annual salary, 100,000 shares of Company stock upon signing of the agreement and 50,000 stock options annually for three years. The agreement also provides for the possibility of performance and incentive bonuses.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

1.       SECURITY OWNERSHIP OF MANAGEMENT


--------------------------------------------------------------------------------

                            Name and                         Amount and
                           Address of                        Nature of   Percent
       Title               Beneficial                       Beneficial      of
     of Class                Owner                            Owner       Class
--------------------------------------------------------------------------------
  $.01 par common  Pak Cheung - 7089 Frederick Ave.         1,683,000       8.6%
                   Burnaby, B.C. Canada V5J 3X8               owner
                                                             400,000          2%
                                                           voting trust



  $.01 par common  Jing Lian - 3806 169th Street            2,000,000     10.16%
                   Lynnwood, WA  98037

  $.01 par common  John Watt - 335 Nepean Street             437,000       2.22%
                   Ontario, Ottawa Canada

  $.01 par common  Francis Fox - 90 Berlioz', Apt. 1005      180,000(1)    0.91%
                   Nuns Island, Quebec Canada H3B 1N1

  $.01 par common  Gordon Reid - 29 Riverbrook Road          550,000       2.79%
                   Nepean, Ontario Canada  K2H7W7
  $.01 par common  B.D. Clark & Associates, Inc.             500,000       2.54%
                   2253 Shardawn Mews, Missisauga,
                   Ontario, Canada L5C 1W6
--------------------------------------------------------------------------------

* The shares subject to the voting trust are those owned by Mr. Nikiforuk..

2.  SECURITY OWNERSHIP OF ALL 5% BENEFICIAL OWNERS


--------------------------------------------------------------------------------------------
                                      Name and                 Amount and
                                     Address of                Nature of
       Title                         Beneficial                Beneficial        Percent of
     of Class                          Owner                     Owner             Class
--------------------------------------------------------------------------------------------
  $.01 par common  Pak Cheung - 7089 Frederick Ave.          1,683,000 and         10.59%
                                                               400,0002
                   Burnaby, B.C. Canada V5J 3X8

  $.01 par common  Jing Lian - 3806 169th Street               2,000,000           10.16%
                   Lynnwood, WA  98037

  $.01 par common  Geomat Holdings, Inc. - Charlotte House     1,540,000            7.82%
                   PON 4825, Nassau NP, Bahamas

  $.01 par common  Kensington Enterprises, Ltd. - 410            995,000           5.069%
                   NBR 2 Chen Guarg St. Dong, Cheng
                   District Beijing, China  100006

  $.01 par common  Southwood Enterprises, Ltd. - Charlotte     1,000,000            5.08%
                   House PON 4825 Nassau, NP Bahamas

  $.01 par common  Brooks Tyne, Ltd. - Charlotte House         1,080,000            5.49%
                   PON 4825 Nassau, NP Bahamas

  $.01 par common  Emerald Ocean Investments, Ltd.             1,000,000            5.07%
                   Charlotte House
                   PON 4825 Nassau, NP Bahamas
--------------------------------------------------------------------------------------------


B.       WARRANTS OUTSTANDING
         As of June 30, 1999, the Company does not have any warrants outstanding.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

         In the normal course of business with the joint venturer, the Company generated a receivable balance of $293,287 which represents the net balance of advances to and from the Company during the year ended June 30, 1999.

         During 1999 and 1998 respectively, the Company incurred consulting and related expenses of approximately $543,600 and $708,900 from officers and directors of the Company or its subsidiaries or companies controlled by these officers and directors. Approximately $249,500 of the amounts incurred in fiscal year 1998 was paid during the same year. No payments have been made for the amounts incurred in fiscal year 1999.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         Index of Exhibits

                  Exhibit 21 - List of Subsidiaries


          No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this filing.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  TENGTU INTERNATIONAL CORP.

By:   /S/ Pak Kwan Cheung
      -------------------
          Chairman of the Board of Directors and CEO

By:   /S/ Simon Hui
      -------------
          Secretary and Controller

By:   /S/ Barry Clark
      ---------------
          Director and President

By:   /S/ Jing Lian
      -------------
          Director

By:   /S/ John Donald Watt
      --------------------
          Director

By:   /S/ Michael Nikiforuk
      ---------------------
          Director

By:   /S/ Nan Hai
      -----------
          Director

By:   /S/ Zhang Fan Qi
      ----------------
          Director


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
EXCHANGE ACT BY NON-REPORTING ISSUERS

There were no annual reports to security holders covering the registrant's last fiscal year. There were proxy no statements sent to more than ten of the registrant's security holders with respect to any annual or other meeting of shareholders.