Form 10QSB
period 1999-12-31
TENGTU INTERNATIONAL CORP
filed 2000-02-29
CIK 847597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1999.

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ...........to...............


                           TENGTU INTERNATIONAL CORP.
                           ---------------------------
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

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: there were 20,757,607 shares outstanding as of February 23, 2000.

           The Company's stock transfer agent is U.S. Stock Transfer Corporation, 1745 Gardena Avenue, Suite 200, Glendale, California 91204.

           Transitional Small Business Disclosure Format (Check one):
                              Yes       No   X
                                  -----     ---

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

CAUTION TO READER
-----------------

           The attached consolidated financial statements of Tengtu International Corp. are unaudited and for discussion purposes only. They have been prepared internally by management. The actual results could be materially different from the unaudited consolidated financial statements.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     FOR THE QUARTER ENDED DECEMBER 31, 1999
                                   (UNAUDITED)



                                     ASSETS
                                                             AS AT            AS AT
                                                         DEC. 31, 1999    SEPT. 30, 1999

CURRENT ASSETS
  Cash and cash equivalents                               $  1,629,909         561,171
  Accounts receivable, net of allowance for
          doubtful accounts of $209,112                        305,088         497,099
  Due from related parties                                     307,921         299,333
  Prepaid expenses                                              37,627          47,262
  Inventories                                                   38,517          38,592
  Other receivables                                             32,900          35,358
                                                          ------------    ------------
           Total Current Assets                              2,351,962       1,487,815
PROPERTY AND EQUIPMENT, net                                  1,261,499       1,318,182
OTHER ASSETS                                                    13,750          13,742
                                                          ------------    ------------
TOTAL ASSETS                                              $  3,627,211       2,810,739
                                                          ============    ============

                     LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                   $  1,934,871       2,124,270
  Due to related party consultants                           1,299,549       1,179,549
  Other liabilities                                             47,732          47,732
                                                          ------------    ------------
           Total Current Liabilities                         3,282,152       3,351,551
                                                          ------------    ------------
SHAREHOLDERS' LOAN                                             361,455         357,935
                                                          ------------    ------------
CONVERTIBLE DEBENTURE                                        1,500,000               0
                                                          ------------    ------------
MINORITY INTEREST                                              316,686         551,222
                                                          ------------    ------------
STOCKHOLDERS' DEFICIT
  Preferred stock, par value $.01 per share;
     authorized 10,000,000 shares; issued -0- shares.
     Common stock, par value $.01 per share,
     authorized 100,000,000 shares,
     issued 20,557,607 shares                                  205,577         194,777
  Additional paid in capital                                 8,925,609       8,746,659
  Accumulated deficit                                      (10,948,166)    (10,349,777)
  Cumulative translation adjustment                            (15,318)        (40,844)
                                                          ------------    ------------
                                                            (1,832,298)     (1,449,185)
  Less: Treasury stock, at cost, 78,420 common shares             (784)           (784)
                                                          ------------    ------------
           Total Stockholders' Deficit                      (1,833,082)     (1,449,969)
                                                          ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $  3,627,211       2,810,739
                                                          ============    ============


                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE QUARTER ENDED DECEMBER 31, 1999
                                   (UNAUDITED)

                                                    QUARTER ENDED  QUARTER ENDED
                                     YEAR TO DATE      DEC 31          SEPT 30
                                         1999           1999            1999
                                         ----           ----            ----

SALES                               $    541,504         149,500         392,004
COST OF SALES                            408,097         200,629         207,468
                                    ------------    ------------    ------------
GROSS INCOME                             133,407         (51,129)        184,536
                                    ------------    ------------    ------------
OPERATING EXPENSES
  Research and development                     0               0               0
  General and administrative           1,016,485         591,776         424,709
  Advertising                                  0               0               0
  Selling                                225,751         114,879         110,872
  Depreciation and amortization           27,772          17,727          10,045
                                    ------------    ------------    ------------
                                       1,270,008         724,382         545,626
                                    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
  Interest income                          1,196             794             402
 Other income                                  0               0               0
                                    ------------    ------------    ------------
                                           1,196             794             402
                                    ------------    ------------    ------------
LOSS BEFORE MINORITY INTERESTS        (1,135,405)       (774,717)       (360,688)
MINORITY INTERESTS IN
  SUBSIDIARY'S EARNINGS                 (202,929)       (176,328)        (26,601)
                                    ------------    ------------    ------------
NET LOSS                            $   (932,476)       (598,389)       (334,087)
                                    ============    ============    ============
NET LOSS PER COMMON SHARE           $      (0.05)          (0.03)          (0.02)
WEIGHTED AVERAGE NUMBER OF SHARES     19,545,922      19,614,237      19,477,607


                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                     FOR THE QUARTER ENDED DECEMBER 31, 1999
                                   (UNAUDITED)



                                                         ADDITION-                    CUMULATIVE   TREASURY   UNAMORTIZED   STOCK-
                                    COMMON STOCK         AL PAID-IN     ACCUMULATED  TRANSLATION   STOCK AT    DEFERRED    HOLDERS'
                                    ------------
                               SHARES        AMOUNT       CAPITAL        DEFICIT     ADJUSTMENT     COST    COMPENSATION   DEFICIT
                               ------        ------       -------        -------     ----------     ----    ------------   -------
Balance-June 30, 1998        19,297,107   $  192,972   $  8,725,901   $ (8,352,743)  $ (21,385)   $  (784)  $ (50,000) $    493,961

Issuance of common stock
in exchange for services at
fair value - May 21, 1999       180,500        1,805         20,758           --          --         --          --          22,563

Amortization of deferred
compensation related to
stock options issued in
year ended June 30, 1997           --           --             --             --          --         --        50,000        50,000

Translation adjustment             --           --             --             --        16,235       --          --          16,235

Net loss - year ended
June 30, 1999                      --           --             --       (1,662,947)       --         --          --      (1,662,947)
                             ----------   ----------   ------------   ------------   ----------   -------   ---------  ------------
Balance June 30, 1999        19,477,607      194,777      8,746,659    (10,015,690)     (5,150)      (784)          0    (1,080,188)

Net loss - quarter ended
September 30, 1999                 --           --             --         (334,087)       --         --          --        (334,087)

Foreign currency
adjustment                         --           --             --             --       (35,694)      --          --         (35,694)
                             ----------   ----------   ------------   ------------   ----------   -------   ---------  ------------
Balance - Sept. 30, 1999     19,477,607      194,777      8,746,659    (10,349,777)    (40,844)      (784)          0    (1,449,969)

Issuance of common stock      1,080,000       10,800        178,950           --          --         --          --         189,750

Net loss - quarter ended
December 31, 1999                  --           --             --         (598,389)       --         --          --        (598,389)

Foreign currency
adjustment                         --           --             --             --        25,526       --          --          25,526

Balance -
December 31, 1999            20,557,607   $  205,577   $  8,925,609   ($10,948,166)  ($ 15,318)   ($  784)  $       0  ($ 1,833,082)
                             ==========   ==========   ============   ============   =========    =======   =========  ============

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE QUARTER ENDED DECEMBER 31, 1999
                                   (UNAUDITED)

                                                        YEAR TO DATE       DEC 31       SEPT 30
                                                          1999             1999           1999
                                                          ----             ----           ----


CASH FLOWS FROM OPERATING ACTIVITIES                   $  (932,476)      (598,389)      (334,067)
Net Loss
Adjustments to reconcile net loss to net cash used
  by operating activities
   Depreciation and amortization                           124,026         70,128         53,898
  Minority interest in subsidiary                         (261,137)      (234,536)       (26,601)
  Changes in operating assets and liabilities
    Decrease (Increase) on operating assets:
      Accounts receivable                                  132,704        192,011        (59,307)
      Prepaid expenses                                      (7,724)         9,635        (17,359)
      Inventories                                           (4,069)            75         (4,144)
      Other receivables                                       (159)         2,458         (2,617)
      Due from related party                                15,366         (8,588)        23,954
      Other assets                                          45,690             (8)        45,698
   Increase (Decrease) on operating liabilities:
      Accounts payable                                    (138,532)      (189,399)        50,867
      Due to related party consultants                     240,000        120,000        120,000
      Other liabilities                                    (17,503)             0        (17,503)
                                                       -----------    -----------    -----------
         Net Cash Used by Operating Activities            (803,814)      (636,613)      (167,201)
                                                       -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                       (13,445)       (13,445)             0
                                                       -----------    -----------    -----------
         Net Cash Used by Investing Activities             (13,445)       (13,445)             0
                                                       -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in shareholder's loan                           361,455          3,520        357,935
 Increase in convertible debenture                       1,500,000      1,500,000              0
  Issuance of common shares                                189,750        189,750              0
                                                       -----------    -----------    -----------
           Net Cash Provided by Financing Activities     2,051,205      1,693,270        357,935

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    (10,168)        25,526        (35,694)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         1,223,778      1,068,738        155,040

CASH AND CASH EQUIVALENTS, beginning of quarter            406,131        561,171        406,131
                                                       -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of quarter              $ 1,629,909      1,629,909        561,171
                                                       ===========    ===========    ===========



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (1)
-------  -------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

           For the quarter ended December 31, 1999, net cash used by operating activities totaled $636,613, including a net loss of $598,389 and depreciation and amortization of $70,128. Accounts receivable, prepaid expenses, inventories and other receivables decreased by $192,011, $9,635, $75 and $2,458, respectively, primarily due to Tengtu United Electronics Development, Co. Ltd.'s ("Tengtu United") preparations relating to its agreement with Microsoft (China) Co., Ltd. Due from related party increased slightly by $8,588, primarily due to an advance of $7,500 to an officer.

           Accounts payable decreased by $189,399 primarily due to catch-up payments made to suppliers by Iconix International, Inc..

           To conserve cash, Tengtu International Corp. (the "Company") has not been paying its senior management and consultants. Accordingly, the amounts due to related party consultants increased by $120,000 during the quarter for an accumulated total of $1,299,549. Past due payments to consultants have been deferred pending completion of a subsequent financing and thereafter there will be a scheduled reduction of the amounts past due to consultants.

           Net cash used by investing activities amounted to $13,445 primarily due to the acquisition of computer equipment for Edsoft Platforms (H.K.) Limited and Edsoft Platforms (Canada), Ltd. operations.

           During the fiscal quarter ended December 31, 1999, cash flow increased by $1,500,000 as a result of the sale of a convertible debenture purchased with warrants attached to Top Eagle Holdings, Ltd. The full details of that transaction were reported in a Form 8-K dated December 23, 1999, which is incorporated herein by reference.

           The Company also received $189,750 from the sale of common stock to a private investor, outside counsel's exercise of two stock options previously granted to it, and an outside consultant's exercise of options granted in lieu of payment for services rendered.

-----------
(1) The following Management's Discussion and Analysis contains certain forward looking statements made in good faith by the Company. The Company's businesses operate in competitive markets and are subject to changes in general economic conditions, foreign exchange rate fluctuation, acceptance of new product introductions, government regulation and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission. The foregoing items could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of factors is not exclusive. The Company does not undertake to update any forward looking statement that may be made from time to time by or on behalf of the Company.

REVENUES
--------

           Sales decreased by 61.9% from $392,004 for the quarter ended September 30, 1999 to $149,500 for the quarter ended December 31, 1999. TIC Beijing Electronics Co., Ltd. ("TIC Beijing") did not receive a number of contracts on which it had submitted bids. Also, Iconix International, Inc. ("Iconix") did not receive anticipated orders because of delays due to school board approval cycles.

GROSS PROFIT
------------

           There was a loss of $51,129 for the quarter ended December 31, 1999 due to a decrease in sales without a corresponding reduction in cost of sales.

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

           There were no research and development costs incurred by the Company during the quarter ended December 31, 1999. However, Tengtu United research and development expenses were borne by Tengtu China, the Company's joint venture partner in Tengtu United, which is owned by the four following Chinese companies: Legend Computer Group, Taiji Computer Corporation, Great Wall Computer Group and Beijing Oriental Lian Fa Technology & Trade Group, Co. Ltd. Zhang Fan Qi, a Tengtu director, is the Chairman of Beijing Oriental Lian Fa Technology & Trade Group Co., Ltd.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

           General and administrative expenses increased by 39.3% from $424,709 for the fiscal quarter ended September 30, 1999 to $591,776 for the fiscal quarter ended December 31, 1999. This increase is primarily due to costs of approximately $140,000 relating to the sale of a convertible debenture with attached warrants to Top Eagle Holdings, Ltd. and the start up costs for Edsoft (H.K.) Limited and Edsoft (Canada), Ltd. operations.

SELLING
-------

           Selling expenses increased slightly by 3.6% from $110,872 for the fiscal quarter ended September 30, 1999 to $114,879 for the fiscal quarter ended December 31, 1999.

DEPRECIATION AND AMORTIZATION
-----------------------------

           Depreciation and amortization expenses increased slightly from $10,045 for the fiscal quarter ended September 30, 1999 to $17,727 for the fiscal quarter ended December 31, 1999 due to the purchase of computer equipment for Edsoft Platforms (Hong Kong) Limited and Edsoft Platforms (Canada) Ltd. operations.

MINORITY INTERESTS IN SUBSIDIARY'S EARNINGS
-------------------------------------------

           The Company's total minority interests share of losses of Iconix and Edsoft Platforms (Canada), Ltd. for the first half year ended December 31, 1999 are $136,401 and $66,528, respectively. These losses will be carried forward to be absorbed by future earnings.

           The Company's minority interest in Tengtu United's loss is limited to the Company's capital investment. Any loss not realized by the minority will be carried forward to be absorbed in the year(s) in which Tengtu United has net income or in the year(s) that the minority contributes more capital. As at December 31, 1999, the cumulative loss of Tengtu United being carried forward is $1,625,010.

TRENDS, EVENTS OR UNCERTAINTIES
-------------------------------

           Under the terms of the strategic partnership agreement announced on January 27, 2000, Microsoft (China) Ltd. is to license its proprietary operating and educational software to the Company, install software, train teachers, provide technical support, contribute funds for marketing jointly developed educational software products and establish a demonstration center for such products in China.

           Tengtu United has begun installing information technology solutions and curriculum software for the first group of 70,000 schools designated by the Chinese government for such installation in the calendar year 2000. The Chinese government is providing financing to local school systems to purchase mandated technology infrastructure improvements from the Company. Shipments are now scheduled to commence in the last week in February, 2000.

           Tengtu China, the Company's joint venture partner in Tengtu United, holds one of only seven electronic publishing licenses granted by the Chinese government. Tengtu China's electronic publishing license is the only one which covers electronic publication of educational materials. Tengtu China has conveyed that license to Tengtu Electronic Publishing ("TEP"), which has been formed and registered in Beijing, China. Pending a capital contribution by the Company, either in the form of cash or the Company's common stock, it will become a stockholder in TEP, or form a joint venture, and be entitled to certain specific exclusive rights to the use, export and/or import of electronic publication of educational materials. The Company is in the process of ascertaining the estimated value of these electronic publishing rights to be in a position to decide if this is an appropriate investment and, if so, how much to invest.

           TIC Beijing has entered into a joint venture with two leading Canadian production companies, Crawleys, Inc. and Boomstone Entertainment, Inc., to co-produce prime-time entertainment programs estimated to be worth approximately $50 million. TIC Beijing will conduct a major portion of the animation work, utilizing 3D animation production values, for the initial project, which is 26 half-hour segments of "Germs." The implementation of this joint venture is subject to obtaining financing, most of which will qualify for funding support from Canadian film agency programs under Canada-China co-production treaties. TIC Beijing will share as a producer in the distribution rights and merchandising rights.

           Iconix has formed a partnership with Novell, Inc. and Dell Computer Corp. to provide a comprehensive set of educational networking solutions for K-12 teachers in Canada.

           Edsoft (Hong Kong) Limited and Edsoft (Canada), Ltd. were established in July, 1999 to provide a "Total Solution" for information technology education in Hong Kong. Edsoft initiated its marketing campaign in Hong Kong in February, 2000 and the Company anticipates that revenue will begin to be generated in approximately April 2000.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY
------------------------------------------

           The Company received US $1.5 million in financing from the sale of a convertible debenture, with warrants attached, to Top Eagle Holdings, Ltd. in December, 1999. Proceeds will be used for the Company's marketing activities throughout China and Hong Kong.

           The Company received $250,000 from a private investor in the last quarter of 1999. $150,000 was for the purchase of common shares and $100,000 was a short term loan. These funds provided working capital for the Company.

           The Company is seeking additional financing for working capital and future business expansion.

MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES AND SOURCES OF FUNDS
------------------------------------------------------------------

           No material commitments exist at this time.


SIGNIFICANT INCOME OR EXPENSE ITEMS
-----------------------------------

           1.        See explanation above.

           2. Tengtu United Electronics Development, Co. Ltd allocated most of its resources to obtain (1) the approval of the Torch projects from the Chinese government and (2) the strategic alliance with Microsoft (China), Ltd. at the end of calendar1999. Shipments to the Chinese schools pursuant to the strategic alliance with Microsoft (China), Ltd. were delayed until February, 2000.

MATERIAL CHANGES FROM LAST QUARTER
----------------------------------

           See explanation above.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENGTU INTERNATIONAL CORP.



By: /S/
   ----------------------------------
   Pak Kwan Cheung
   Chairman of the Board of Directors and CEO