Form 10-Q
period 2000-03-31
TENGTU INTERNATIONAL CORP
filed 2000-06-30
CIK 847597

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000.

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from ...........to...............

Commission File Number .....N/A


                           TENGTU INTERNATIONAL CORP.
                           --------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                           77-0407366
----------------------------------        --------------------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)             Identification Number)


                                   Suite 3825
                   First Canadian Place, 100 King Street West
                        Toronto, Ontario, Canada M5X 1E3
         --------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (416) 368-8400
         --------------------------------------------------------------
              (Registrant's telephone number, including Area Code)


         --------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                 No     X
   --------            --------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PREVIOUS FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes                 No     X
   --------            ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 24,090,607 shares outstanding as of June 29, 2000.

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                   Tengtu International Corp. and Subsidiaries
                           Consolidated Balance Sheet
                      for the quarter Ended March 31, 2000
                                   (UNAUDITED)

                                                    AS AT            AS AT            AS AT           AS AT
                                                 MAR 31, 2000     DEC 31, 1999    SEPT 30, 1999   JUNE 30, 1999
                                                 ------------     ------------    -------------   -------------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                    $  1,311,103       1,592,330         315,822         115,552
    Accounts receivable, net of allowance for
         doubtful accounts of $209,112                 22,617          69,726          69,424          50,625
    Due from related party                            304,053         294,063         289,080         323,287
    Prepaid expenses                                   36,102          37,627          47,262          29,903
    Inventories                                        17,633          38,517          38,592          34,448
    Other receivables                                  22,023          27,011          26,131          13,346
                                                 ------------    ------------    ------------    ------------
                  Total Current Assets              1,713,531       2,059,274         786,311         567,161

PROPERTY AND EQUIPMENT, net                         1,031,567       1,072,005       1,125,491       1,205,760
INVESTMENTS - at equity                                     0               0          84,640          80,147
OTHER ASSETS                                           13,144          13,144          13,144          58,844
                                                 ------------    ------------    ------------    ------------

TOTAL ASSETS                                     $  2,758,242       3,144,423       2,009,586       1,911,912
                                                 ============    ============    ============    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses        $  2,035,000       1,822,767       1,892,892       1,880,185
    Due to related party consultants                1,487,140       1,299,549       1,179,549       1,059,549
    Other liabilities                                  47,774          47,732          47,732          47,930
                                                 ------------    ------------    ------------    ------------
                  Total Current Liabilities         3,569,914       3,170,048       3,120,173       2,987,664
                                                 ------------    ------------    ------------    ------------

SHAREHOLDERS' LOAN                                    361,455         361,455         357,935               0
                                                 ------------    ------------    ------------    ------------

CONVERTIBLE DEBENTURE                               1,500,000       1,500,000               0               0
 Less: Discount on Convertible Debenture             (324,389)       (346,154)
                                                 ------------    ------------    ------------    ------------
                                                    1,175,611       1,153,846               0               0
                                                 ------------    ------------    ------------    ------------
STOCKHOLDERS' DEFICIT
    Common stock, par value $.01 per share;
       authorized 100,000,000 shares;
        issued 23,557,607 shares
    Preferred stock, par value $.01 per share;
        authorized 10,000,000 shares;
        issued -0- shares                             235,577         235,577         194,777         194,777
   Additional paid in capital                      10,355,484      10,319,546       9,347,158       9,220,096
   Paid in capital -
      convertible debenture                         1,153,846       1,153,846               0               0
   Paid in capital - warrant                          346,154         346,154               0               0
    Accumulated deficit                           (14,401,979)    (13,563,906)    (10,976,558)    (10,483,089)
    Cumulative translation adjustment                 (37,036)        (31,359)        (33,115)         (6,752)
                                                 ------------    ------------    ------------    ------------
                                                   (2,347,954)     (1,540,142)     (1,467,738)     (1,074,968)
    Less: Treasury stock, at cost,
         78,420 common shares                            (784)           (784)           (784)           (784)
                                                 ------------    ------------    ------------    ------------
         Total Stockholders' Deficit               (2,348,738)     (1,540,926)     (1,468,522)     (1,075,752)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                               2,758,242       3,144,423       2,009,586       1,911,912
                                                 ============    ============    ============    ============





                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE QUARTER ENDED MARCH 31,2000
                                   (UNAUDITED)


                                      Year to Date     Quarter Ended     Dec 31        Sept 30
                                      Mar 31, 2000      Mar 31, 2000      1999           1999
                                       --------          --------       --------       --------

SALES                               $    187,723          24,498          95,724          67,501
COST OF SALES                            335,228         139,908         121,025          74,295
                                    ------------------------------------------------------------
GROSS INCOME(LOSS)                      (147,505)       (115,410)        (25,301)         (6,794)
                                    ------------------------------------------------------------

OPERATING EXPENSES
  Research and development                     0               0               0               0
  General and administrative           2,470,018         696,266       1,302,436         471,316
  Advertising                                  0               0               0               0
  Selling                                 41,468          11,822          12,819          16,827
  Depreciation and amortization           12,033           4,588           4,018           3,427
                                    ------------------------------------------------------------
                                       2,523,519         712,676       1,319,273         491,570
                                    ------------------------------------------------------------
OTHER INCOME (EXPENSE)
  Equity earnings in investee            (84,640)              0         (89,133)          4,493
  Interest income                         12,385          11,778             205             402
  Other income                                 0               0               0               0
  Interest expense-
    convertible debenture             (1,175,611)        (21,765)     (1,153,846)              0
                                    ------------------------------------------------------------
                                      (1,247,866)         (9,987)     (1,242,774)          4,895
                                    ------------------------------------------------------------
NET LOSS                            $ (3,918,890)       (838,073)     (2,587,348)       (493,469)
                                    ============================================================
NET LOSS PER COMMON SHARE           $      (0.20)          (0.04)          (0.13)          (0.03)


WEIGHTED AVERAGE NUMBER OF SHARES     19,976,152      20,846,069      19,614,237      19,477,607







                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2000
                                   (UNAUDITED)

                                                    YEAR TO DATE        MAR 31        DEC 31          SEPT 30
                                                        2000             2000          1999             1999
                                                        ----            ----          ----             ----

 OPERATING ACTIVITIES
Net Loss                                             $(3,918,890)      (838,073)   $(2,587,348)   $  (493,469)
Adjustments to reconcile net loss to
 net cash used by operating activities
   Depreciation and amortization                         172,826         57,827         55,015         59,984
   Noncash compensation expense on
     shares issued for services                        1,122,563         35,938      1,013,188         73,437
   Noncash compensation expense on
     granting of stock options                            53,625              0              0         53,625
   Noncash paid-in capital -
     convertible debenture                             1,153,846              0      1,153,846              0
   Investment-at equity                                   80,147              0         84,640         (4,493)
   Changes in operating assets
   and liabilities
     Decrease(Increase)
     on operating assets:
       Accounts receivable                                28,008         47,109           (302)       (18,799)
       Prepaid Expenses                                   (6,199)         1,525          9,635        (17,359)
       Inventories                                        16,815         20,884             75         (4,144)
       Other receivables                                  (8,677)         4,988           (880)       (12,785)
       Due from related party                             19,234         (9,990)        (4,983)        34,207
       Other assets                                       45,700              0              0         45,700
     Increase (Decrease) on operating liabilities:
       Accounts Payable                                  154,815        212,233        (70,125)        12,707
       Due to related party consultants                  427,591        187,591        120,000        120,000
       Other liabilities                                    (156)            42              0           (198)
                                                     --------------------------------------------------------
   Net Cash Used by Operating Activities                (658,752)      (279,926)      (227,239)      (151,587)
                                                     --------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Propery and equipment                      (33,891)       (17,389)        (8,771)        (7,731)
  Disposal of Property and equipment                      35,258              0          7,242         28,016
                                                     --------------------------------------------------------
     Net Cash Used by Investing Activities                 1,367        (17,389)        (1,529)        20,285
                                                     --------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in shareholders' loan                          361,455              0          3,520        357,935
 Increase in convertible debenture                     1,175,611         21,765      1,153,846              0
 Pain in capital - warrant                               346,154              0        346,154              0
                                                     --------------------------------------------------------

  Net Cash Provided by Financing Activities            1,883,220         21,765      1,503,520        357,935
                                                     --------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (30,284)        (5,677)         1,756        (26,363)
                                                     --------------------------------------------------------
INCREASE(DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 1,195,551       (281,227)     1,276,508        200,270

CASH AND CASH EQUIVALENTS,
beginning of period                                      115,552      1,592,330        315,822        115,552
                                                     --------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period             $ 1,311,103      1,311,103      1,592,330        315,822
                                                     ========================================================

NON CASH INVESTING AND FINANCING ACTIVITIES

The Company issued common stock valued at $939,750 in exchange for services for the quarter ended December, 1999. The Company issued a convertible debenture at $1,500,000 with a discount of $346,154 for the quarter ended December 31, 1999. The interest amortized on convertible debenture of $1,153,846 was also expensed.



                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                      FOR THE QUARTER ENDED MARCH 31, 2000
                                   (UNAUDITED)




                                  COMMON STOCK       ADDITIONAL   PAID-IN        PAID-IN
                                   ------------       PAID-IN     CAPITAL        CAPITAL       COMPREHENSIVE
                               SHARES       AMOUNT     CAPITAL    CONV.DEBT      WARRANT        INCOME(LOSS)
                              ------       ------     -------    ----------      -------        ------------

Balance-June 30, 1998         19,297,107  $192,972   $9,394,651           0            0           --

Issuance of common stock
 related to deferred
 Compensation                    180,500     1,805        8,258          --           --           --

Amortization of deferred
compensation related to
stock options and common
stock for services                    --        --           --          --           --             --

Other Comprehensive income:
 Foreign currency adjustment          --        --           --          --           --            2,583

Comprehensive Income:
 Net loss                             --        --           --          --           --             --

Comprehensive Income                  --        --           --          --           --       (1,886,399)
                              ----------  --------   ----------   ---------     --------     ------------
                                                                                               (1,883,816)
                                                                                             ============

Balance-June 30, 1999         19,477,607   194,777    9,402,909           0            0

Amortization of deferred
compensation related to
stock options and common
stock for services

Issuance of stock options
for services - at fair value          --        --       53,625          --           --             --

Other Comprehensive Income:

 Foreign currency adjustment           0        --          --           --           --          (26,363)

Comprehensive Income:
 Net loss quarter ended
Sept 30, 1999                         --        --          --           --           --             --

Comprehensive Income                  --        --          --           --           --         (493,469)
                              ---------- ---------   ----------   ---------     --------     ------------
                                                                                                 (519,832)
                                                                                             ============
Balance - Sept 30, 1999       19,477,607  $194,777   $9,456,534           0            0

Other Comprehensive Income:
Foreign currency adjustment           --        --           --          --           --            1,756

Issuance of common stock       4,080,000    40,800      898,950          --           --             --

Paid-in Capital-Conv Deb              --        --           --   1,153,846           --             --

Paid-in Capital-Warrant               --        --           --          --          346,154         --


Amortization of deferred
compensation related to
stock options and common
stock for services                    --        --           --          --           --             --

Comprehensive Income
Net loss-quarter ended
Dec 31, 1999                          --        --           --          --           --             --


Comprehensive Income                  --        --           --          --           --       (2,587,348)
                              ----------  --------   ----------  ----------   ----------     ------------
                                                                                               (2,585,592)
                                                                                             ============
Balance - Dec 31, 1999        23,557,607  $235,577   10,355,484   1,153,846      346,154

Other Comprehensive Income:
Foreign currency adjustment           --        --           --          --           --           (5,677)

Amortization of deferred
compensation related to
stock options and common
stock for services                    --        --           --          --           --             --

Comprehensive Income
Net loss-quarter ended
Mar 31, 2000                          --        --           --          --           --             --

Comprehensive Income                  --        --           --          --           --         (838,073)
                              ----------  --------  -----------  ----------   ------------   ------------
                                                                                                 (843,750)
                                                                                             ============
Balance - Mar 31, 2000        23,557,607  $235,577   10,355,484   1,153,846      346,154








                                             COMMON
                                            STOCK         TREASURY              UNAMORTIZED     STOCK-
                             ACCUMULATED  COMPREHENSIVE   STOCK AT               DEFERRED       HOLDERS'
                                 DEFICIT   INCOME(LOSS)    COST                COMPENSATION     DEFICIT
                             -----------  ------------    ----------           ------------     ------


Balance-June 30, 1998        $(8,596,690)   (9,335)       $    (784)           $(476,563)      $  504,251


Issuance of common stock
 related to deferred
 Compensation                         --        --               --                   --           10,063


Amortization of deferred
compensation related to
stock options and common
stock for services                    --        --               --              293,750          293,750


Other Comprehensive income:
 Foreign currency adjustment          --     2,583               --                   --            2,583


Comprehensive Income:
 Net loss                     (1,886,399)       --               --                   --       (1,886,399)


Comprehensive Income                  --        --               --                   --               --
                             ----------- ---------       ----------           ----------     ------------

Balance-June 30, 1999        (10,483,089)   (6,752)            (784)            (182,813)      (1,075,752)



Amortization of deferred
compensation related to
stock options and common
stock for services                    --        --               --               73,437           73,437


Issuance of stock options
for services - at fair value          --        --               --                  --            53,625


Other Comprehensive Income:


 Foreign currency adjustment          --   (26,363)              --                   --          (26,363)


Comprehensive Income:
 Net loss quarter ended
Sept 30, 1999                   (493,469)       --               --                   --         (493,469)


Comprehensive Income                  --        --               --                   --             --
                            ------------  --------       ----------          -----------      ------------
Balance - Sept 30, 1999      (10,976,558)  (33,115)        $   (784)          $ (109,376)      $(1,468,522)

Other Comprehensive Income:
Foreign currency adjustment           --     1,756              --                    --            1,756


Issuance of common stock              --        --              --                    --          939,750


Paid-in Capital-Conv Deb              --        --              --                    --        1,153,846


Paid-in Capital-Warrant               --        --              --                    --          346,154




Amortization of deferred
compensation related to
stock options and common
stock for services                    --        --               --               73,438           73,438


Comprehensive Income
Net loss-quarter ended
Dec 31, 1999                  (2,587,348)       --               --                   --       (2,587,348)




Comprehensive Income                  --        --               --                   --               --

                           ------------  --------        ---------          -----------     ------------
Balance - Dec 31, 1999      (13,563,906)   (31,359)        $   (784)            (35,938)      (1,540,926)


Other Comprehensive Income:
Foreign currency adjustment           --    (5,677)          --                       --           (5,677)


Amortization of deferred
compensation related to
stock options and common
stock for services                    --        --           --                   35,938           35,938


Comprehensive Income
Net loss-quarter ended
Mar 31, 2000                    (838,073)       --           --                       --         (838,073)


Comprehensive Income                  --       --            --                       --               --

                            ------------  --------  -----------                ---------     ------------
Balance - Mar 31, 2000       (14,401,979)  (37,036)    $   (784)                       0       (2,348,738)




NOTES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company for the nine month period ended March 31, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustment (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the operating results and cash flows for those periods. These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 1999 and the unaudited consolidated financial statements for the six months ended December 31, 1999 in the Company's Form 10 filing.

      The accompanying unaudited condensed consolidated financial statements do not contain comparative columns for the interim period ended March 31, 1999. The Company has only recently gained the capability of producing quarterly financial statements, filing its first Form 10-Q for the fiscal quarter ended December 31, 1999. Prior to that time, because of financial reporting problems in China, and differing fiscal years of the Company's Chinese subsidiaries and joint venture from the Company, interim financial statements were not produced.

1. Principles of Consolidation

     In accordance with Accounting Research Bulletin 51, in the case of the Company's Tengtu United Electronics Development, Co. Ltd. ("Tengtu United") joint venture and Edsoft Platforms (Canada), Ltd. and Edsoft Platforms (H.K.) Limited subsidiaries, the Company has charged to income the losses applicable to the minority interests as the losses were in excess of the minorities' interests in the equity capital of the joint venture and subsidiaries.

     In the case of its joint venture subsidiary, the Company and the minority interest holder agreed that the contribution of software and hardware by the minority interest to the joint venture had no fair market value at the time of the contribution. The joint venture, therefore, assigned a $0 value of these assets. The minority also contributed a contract to the joint venture that gives the joint venture the right to provide the Chinese public school system with certain educational materials, including software and textbooks. A value of $0 was assigned to the contract by the joint venture as it could not create a reliable model of revenue streams or cash flows associated with the contract at the time of the contribution.

2. $1.5 million Convertible Debenture and Warrant

     On December 23, 1999, The Company received an investment of U.S.$1,500,000 in exchange for a four year Floating Convertible Debenture ("Debenture") convertible into shares of Tengtu's $.01 par value common stock ("Common Stock") and a separate Common Stock Warrant ("Warrant") for the purchase of 1,500,000 shares of Common Stock. The purchaser of the Debenture and Warrant is Top Eagle Holdings Limited, a British Virgin Islands company ("Top Eagle"). The Debenture is due December 15, 2003 and provides for accrual of interest beginning December 15, 2000 at a rate equal to the best lending rate of The Hong Kong and Shanghai Banking Corporation plus two percent. The Debenture is convertible into Tengtu's Common Stock at a conversion price of U.S.$.50 during the first year, U.S.$1.00 during the second year, U.S.$2.00 during the third year and U.S.$4.00 on any date thereafter. The unpaid balance of principal and interest outstanding at maturity, if any, may be converted by the holder into the Company's Common Stock at the then existing market price minus twenty percent.

     The Warrant gives the holder the right to purchase 1,500,000 shares of the Company's Common Stock at U.S.$1.00 per share during the first year, U.S.$2.00 per share during the second year and U.S.$4.00 thereafter. The Warrant shall become void three years after issuance. In connection with the purchase of the Debenture and Warrant, The Company and Top Eagle entered into an Investor Rights Agreement which provides that on or before June 15, 2000, Top Eagle may purchase additional convertible debentures for up to U.S.$3.5 million and receive additional warrants on substantially the same terms. The Investor Rights Agreement also provides the holder(s) of the Debenture, Warrant and or the shares issued upon conversion or exercise thereof, with registration and certain other rights. The effective interest rate of the debenture is 8.5%.

     Because no portion of the price paid by Top Eagle was for the Warrants, the Warrants were assigned a value by the Company and the Debenture was discounted by that amount. The interim financial statements reflect entries of $346,154 for a discount to the Debenture and paid in capital for the Warrant. This value was assigned as follows. On the date that the Debenture and Warrant were sold to Top Eagle, the Company's stock was trading at $1.60 per share and the Warrant was exercisable at $1.00. Therefore, the Warrant had a value between $.00 and $.60 per share. The Company chose to value the Warrant at $.30 per share. The gross amount of the Debenture and Warrant were therefore $1.5 million (Debenture) plus $450,000 (Warrant - $.30 x 1,500,000) for a total of $1.95 million. Of the $1.95 million, the Warrant represents 23.08% ($450,000/$1.95 million). The discount to the Debenture was calculated by multiplying the percentage of the total represented by the Warrant (23.08%) by the total proceeds received from the sale ($1.5 million). The discount to the Debenture was therefore equal to $346,154 and the Debenture was discounted to $1,153,846 ($1.5 million - $346,154).

     On the date the Debenture was issued, the conversion price was $.50 and the market price was $1.60. The conversion feature was valued at the full adjusted amount of the Debenture, after valuation of the Warrant, of $1,153,846. Appropriate adjusting entries were made in the balance sheet, income statement, statement of shareholders deficit and statement of cash flows in accordance with EITF 98-5.

3. Issuances of Shares

    During the nine month period ended March 31, 2000, the Company issued 4,080,000 shares of its common stock as follows. All issuances were either based on market value at the time of issuance or were the result of the exercise of options previously issued.

SHAREHOLDER                  NO. OF SHARES       SHARE PRICE      TOTAL PROCEEDS
-----------                  -------------       -----------      --------------
Zhang Fan Qi (Director)         750,000            $.200           $150,000
Hecht & Steckman, P.C.          150,000             .125             18,750
(legal counsel)
Hecht & Steckman, P.C.           60,000             .100              6,000
The Cavior Organization         120,000             .125             15,000
(P.R. Firm)
Pak Kwan Cheung (CEO)         3,000,000             .250                  0
issued as compensation
for past services effective
October 15, 1999             -----------
                              4,080,000


4. Commitment to Issue Shares/Subsequent Events

     In January, 2000, the Company and Comadex Industries, Ltd. entered into a consulting agreement for the employment of Pak Cheung as the Company's Chairman and CEO. Pursuant to that agreement, if Pak Cheung is able to raise $3,000,000 or more in capital for the Company or a 50% or more owned joint venture or subsidiary, Comadex shall receive an option to purchase 1,000,000 shares of the Company's at the closing price on the day the capital is received by the Company.

5. H.K.$2,000,000 Loan to Edsoft Platforms (Canada) Ltd.

     In July, 1999, Goodwill Technologies Ltd. loaned Edsoft Platforms (Canada) Ltd. H.K.$2,000,000 ($U.S.261,000) in exchange for a debenture convertible into Tengtu's common stock if the loan is not repaid in three years.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

     For the quarter ended March 31, 2000, net cash used by operating activities totaled $279,926 including net loss of $838,073 and depreciation of $57,827 and amortization of non cash compensation expense on shares issued for services of $85,938. Accounts receivable, prepaid expenses, inventories and other receivables decreased by $47,109, $20,884, $1,525 and $4,988, respectively, primarily due to the scaling down and product refocusing of Tengtu United operations at the final stage, in preparation for the sales activities to be generated from the venture between Tengtu United and Microsoft (China) Co., Ltd. ("Microsoft China"). Due from related party increased slightly by $9,990, primarily due to an advance of $7,500 to an officer.

     Accounts payable increased by $212,233 primarily due to accruals of interest expenses and professional fees. To conserve cash, the Company has not been paying its senior management and consultants. Due to related party consultants and management increased by another $187,591 during the quarter for an accumulated total of $1,487,140. Payments to the consultants and management will not be made until the Company is successful in raising additional funds in a major financing.

     Net cash used by investing activities amounted to $17,389 primarily due to acquisitions of computer equipment for Edsoft Platforms (H.K.) Limited operations.

     Net cash provided by financing activities increased by $21,765 due to the amortization of the discount on the $1,500,000 convertible debenture issued to Top Eagle Holdings, Ltd.

     During the period ended March 31, 2000, Tengtu China, the Company's joint venture partner in Tengtu United, funded most of the Company's operating expenses with respect to Tengtu United.

Revenues
--------

     Sales decreased by 74.4% from $95,724 for the quarter ended December 31, 1999 to $24,498 for the quarter ended March 31, 2000 primarily due to significant sales contracts for TIC Beijing which did not materialize and delays in shipments to the Chinese schools of the Tengtu-Microsoft Total Solution with complete installation. The Total Solution shipments, which were expected to begin in the fiscal quarter ended March 31, 2000, have been delayed for the reasons set forth in the "Trends, Events, or Uncertainties" section below.

Gross profit
------------

     There was a negative gross profit of $115,410 for the quarter ended March 31, 2000 due to smaller sales activities which did not offset the following fixed overhead costs: rent, depreciation, salaries and other production costs.

Research and Development Expenses
---------------------------------

     Research and development continued during the quarter ended March 31, 2000 with the emphasis of product refocusing of Tengtu United's operations and Edsoft Platforms (H.K.) Limited localization requirements to convert software for the Hong Kong market. Research and development expenses were funded by Tengtu
China, the Company's joint venture partner in Tengtu United, because additional financing had not been obtained by the Company.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses decreased by 46.5% from $1,302,436 for the quarter ended December 31, 1999 to $696,266 for the quarter ended March 31, 2000, primarily due to a one-time non-cash compensation expense to the Company's Chairman and Chief Executive Officer for past services rendered in the amount of $750,000 in the quarter ended December 31, 1999.

Selling
-------

     Selling expenses decreased slightly by 7.8% from $12,819 for the quarter ended December 31, 1999 to $11,822 for the quarter ended March 31, 2000 due to decreased sales activities.

Depreciation and Amortization
-----------------------------

     Depreciation and amortization expenses increased slightly from $4,018 for the quarter ended December 31, 1999 to $4,588 for the quarter ended March 31, 2000 due to the purchase of some computer equipment for the Edsoft Platforms (H.K.) Limited operations.

Minority interests in subsidiary's earnings
-------------------------------------------

     The minority interest's share of losses of Edsoft Platforms for the first nine months ended March 31, 2000 is $109,831 which will be carried forward and be absorbed by future earnings.

     Minority interest in the loss of Tengtu United is limited to the minority's capital investment. Any loss not realized by the minority will be carried forward and absorbed in the year(s) in which Tengtu United has net income or in the year(s) that the minority contributes more capital. As at March 31, 2000, the cumulative loss of Tengtu United being carried forward is $1,631,545.

Trends, Events or Uncertainties
-------------------------------

   Under the terms of the strategic partnership agreement announced on January 27, 2000, Microsoft China formed a strategic partnership to bundle its software with Tengtu United's software. Microsoft China will install software, train teachers, provide technical support, contribute funds for marketing jointly developed educational software products, and establish a demonstration center for such products.

    Tengtu United has begun installing IT solutions and curriculum software for the first group of 70,000 schools designated by the Chinese government for year 2000. The Chinese government is providing financing to local school systems to purchase mandated technology infrastructure improvements.

    Shipments and installations under the Tengtu United/Microsoft China strategic partnership agreement have been delayed.

The major reasons that shipments and installations have been delayed are as follows:

1. Teachers in the Chinese school system are in the process of receiving training on the use of the hardware and software that is part of the Total Solution. There is a low level of computer literacy among the teachers being trained which has led to a need for revising the training methodology utilized. In addition, a number of Chinese schools have not yet appointed teachers to receive training.

2. Certain teacher training materials are still in the process of being translated and modified to suit the teachers' level of computer literacy. Therefore, those teachers who do not have a working knowledge of the English language and adequate computer knowledge are unable to utilize these materials.

3. Many Chinese school boards that have ordered Total Solution products have not yet prepared the installation sites with cables, air conditioning and other necessary equipment.

4. A number of Chinese school boards and distributors have not formed installation teams or made suitable arrangements for the installation of Total Solution products.

5. A number of Chinese school boards which have received funding from the Chinese Government to purchase Information Technology products have not yet placed any orders for either hardware or software.

6. Tengtu China, Tengtu United and Microsoft China are discussing the possibility of revising the Total Solution software CD to include the latest version of Microsoft's Windows 98 program.

7. A planned product demonstration center that is part of the Tengtu United/Microsoft China strategic partnership agreement has not yet been opened.

8. There has been grey market selling of Microsoft software by unauthorized distributors causing confusion among Tengu United's distributors and end-users of the Total Solution.

Both Tengtu United and Microsoft China, along with the Chinese school boards, are currently working to resolve each of the above issues. All contracts that have been signed for the Total Solution remain in place and all efforts are being made to make deliveries and installations as soon as possible. The Chinese schools which have completed implementation of the Total Solution have indicated their satisfaction with the products and software.


    The Company believes that Tengtu China, the Company's joint venture partner in Tengtu United, holds one of only seven electronic publishing licenses granted by the Chinese government. To the best of the Company's knowledge, Tengtu China's electronic publishing license is the only one which covers electronic publication of educational materials. Tengtu China has conveyed that license to Tengtu Electronic Publishing ("TEP"), which has been formed and registered in Beijing, China. Pending a capital contribution by the Company, in the form of cash or the Company's common stock, it will become a stockholder in TEP, or form a joint venture. This would entitle the Company to certain specific exclusive rights to the use, export and/or import of electronically published educational materials. The Company is in the process of ascertaining the estimated value of these electronic publishing rights to be in a position to decide if this is an appropriate investment and, if so, how much to invest.

    Tengtu China is endeavoring to obtain additional support from the Ministry of Education, in the form of the Ministry's approval on the "Total Solution" products offered by Tengtu United, as well as the Agriculture Bank, in the form of a "Policy Loan" made available to all schools purchasing the "Total Solution." Both the Company and Tengtu China are continuing with the efforts on product development in order to maintain a leading edge over competitors.

    TIC Beijing Digital Pictures, Ltd. ("TIC Beijing") has entered into a joint venture with two leading Canadian production companies, Crawleys i Inc. and Boomstone Entertainment Inc., to co-produce high quality prime-time entertainment programs worth approximately $50 million. TIC Beijing will conduct a major portion of the animation work, utilizing 3D animation production values, for the initial project, which is 26 half-hour segments of a cartoon called "Germs." The implementation of this joint venture is subject to obtaining financing, most of which will qualify for funding support from Canadian film agency programs under Canada-China co-production treaties. TIC Beijing will share as a producer in the distribution rights and merchandising rights.

    TIC Beijing has signed a letter of intent with Guangdong Southern Natural Museum Co. Ltd. to co-produce and globally market 224 episodes of high-quality science programs with a production value of more than $14 million. The integrated animation/live-action programs, featuring entertainment and educational values for family audiences (children ages 7-14), are intended for domestic and foreign distribution via television, cable and internet, as well as exhibits in theaters and museums.

    Iconix International, Inc. ("Iconix"), which is partially owned by the Company, has formed a partnership with Novell and Dell Computers to provide a comprehensive set of educational networking solutions for K-12 teachers in Canada.

    Edsoft Platforms (H.K.) Limited and Edsoft Platforms (Canada) Ltd. were established in July, 1999 to provide a "Total Solution" for IT education in Hong Kong. Edsoft kicked-off the marketing campaign in Hong Kong in February, 2000 and the Company has generated revenue since May, 2000. Sales contracts have been signed for delivery in the summer of 2000.

Internal and External Sources of Liquidity
------------------------------------------

    The Company received US $1.5 million financing from Top Eagle Holdings, Ltd., a British Virgin Islands Company, in December, 1999. Proceeds will be used to step up the Company's marketing activities throughout China and Hong Kong.

     The Company received $250,000 from a private investor in December, 1999. $150,000 was for the purchase of restricted common shares and $100,000 was a short-term loan. Proceeds provided the working capital for the Company.

    The Company has been seeking financing for working capital as well as funding for future business expansion.

Material Commitments for Capital Expenditures and Sources of Funds
------------------------------------------------------------------

   The Company has no material commitments unless and until it obtains additional financing.

Significant Income or Expense Items
-----------------------------------

    See explanation above.

     Tengtu United allocated most of its resources to obtain (1) the approval of the Digital Library System Torch project from the Chinese government and (2) the strategic partnership agreement with Microsoft (China). The Digital Library System is to be a computerized database and catalog of educational books and research materials.

Material Changes from Last Quarter
----------------------------------

    See explanation above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company operates through subsidiaries located principally in China and an investee in Canada; the administrative office is in Vancouver, Canada. The Company grants credit to customers in both geographic regions.

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

     The Company established an allowance for doubtful accounts at March 31, 2000 of $209,112. The Company believes any credit risk beyond this amount would be negligible.

         At March 31, 2000, the Company had approximately $1.2 million of cash in banks uninsured. The Company has balances in excess of the federally insured amounts in U.S. banks.

         The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

         Because the Company's subsidiaries and investee operate in China and Canada, its accounts receivable are also subject to foreign currency exchange rate risk in the U.S. dollar/Chinese yen and U.S. dollar/Canadian dollar and U.S. dollar/Hong Kong dollar. These foreign currency exchange rate risks are not hedged by the Company.

     As of March 31, 2000, no customer accounted for more than 10% of total sales.

MARKET RISK SENSITIVE INSTRUMENTS
---------------------------------

FINANCIAL INSTRUMENT                         CARRYING VALUE      FAIR VALUE
--------------------                         --------------      ----------

Instruments entered into for trading purposes
NONE

Instruments entered into for
other than trading purposes

Cash and Cash equivalents
     United States                                   1,067,967         1,067,967
     Foreign                                           243,136           243,136
                                                     ---------         ---------
        Total                                        1,311,103         1,311,103
                                                     =========         =========

Accounts receivable, net
     United States                                           0                 0
     Foreign                                           348,693           348,693
                                                     ---------         ---------
                                                       348,693           348,693
        Total                                          =======           =======

Accounts payable
     United States                                   1,050,791         1,050,791
     Foreign                                         2,519,123         2,519,123
                                                     ---------         ---------

          Total                                      3,569,914         3,569,914
                                                     =========         =========


     The financial instruments are short-term and are not subject to significant market risk. Substantially all financial instruments are settled in the local currency of each subsidiary, and therefore, the Company has no substantial exposure to foreign currency exchange risk. Cash is maintained by each subsidiary in its local currency.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements in this report which are not historical facts or information are forward-looking statements, including, but not limited to, the information set forth in the Management's Discussion and Analysis section above. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievement of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the United States, China and Canada; the ability of the Company to implement its business strategy; the Company's access to financing; the Company's ability to successfully identify new business opportunities; the Company's ability to attract and retain key executives; the Company's ability to achieve anticipated cost savings and profitability targets; changes in the industry; competition; the effect of regulatory and legal restrictions imposed by foreign governments; the effect of regulatory and legal proceedings and other factors discussed the Company's Form 10 and 10-K filings. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievements of the Company. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Company is not currently a party to any pending legal proceeding, nor does the Company know of any legal proceeding that any governmental authority may be contemplating against the Company.


Item 2.  Changes in Securities and Use of Proceeds.

(a) No constituent instruments defining the rights of the holders of the Company's $.01 par value per share common stock have been materially modified during the fiscal quarter ended March 31, 2000.

(b) No rights evidenced by the Company's $.01 par value per share common stock have been materially limited or qualified by the issuance or modification of any other class of securities during the fiscal quarter ended March 31, 2000.

(c) No securities were sold by the Company during the fiscal quarter ended March 31, 2000 which were not registered under the Securities Act of 1933, as amended.

(d) The Company did not sell any securities during the fiscal quarter ended March 31, 2000.


Item 3.  Defaults Upon Senior Securities.

     During the fiscal quarter ended March 31, 2000, there have not been any material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to indebtedness of the Company or any of its significant subsidiaries exceeding 5% of the total assets of the Company and its consolidated subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter has been submitted to a vote of the Company's security holders, through solicitation of proxies or otherwise, during the fiscal quarter ended March 31, 2000.

Item 5.  Other Information.

     The Company has no additional information top report that would be required to be reported on Form 8-K.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Index of Exhibits

     (2) Not Applicable

     (3)(i) The Company's Certificate of Incorporation, and the amendments thereto, have been filed as exhibits to its Form 10 dated May 25, 2000.

     (3)(ii) The Company's Restated By-Laws have been filed as exhibits to its Form 10 dated May 25, 2000.

     (4) Instruments defining the rights of security holders, including indentures - See the Company's Certificate of Incorporation and the Amendments thereto.

     (10) Material contracts - the following have been filed or referenced as exhibits in the Company's Form 10 dated May 25, 2000:

               - 1999 Non-Qualified Stock Option Incentive Plan

               -  English Translation of Microsoft Cooperation Agreement

               - Consulting Agreement between the Company and B.D. Clark and Associates, Ltd.,

               - Tengtu United Joint Venture Agreement and the amendment thereto,

               -  Iconix agreement with Dell Products, L.P.,

               -  Employment agreement between the Company and Jing Lian,

               - Consulting agreement between Comadex Industries, Ltd. and the Company,

               -  UserNetTM Software Acquisition Agreement,

               - Consulting Agreement between the Company and B.D. Clark and Associates, Ltd.,

               - Top Eagle Holdings, Ltd. Convertible Debenture and Warrant Purchase Agreement contained in the Company's December 23, 1999 Form 8-K.

               - Top Eagle Holdings, Ltd. Investor Rights Agreement contained in the Company's December 23, 1999 Form 8-K.

               - Top Eagle Holdings, Ltd. Convertible Debenture contained in the Company's December 23, 1999 Form 8-K.

               - Top Eagle Holdings, Ltd. Common Stock Warrant contained in the
                 Company's December 23, 1999 Form 8-K.

     (11) Not applicable.

     (15) Not applicable.

     (18) Not applicable.

     (19) Not applicable.

     (22) Not applicable.

     (23) Not applicable.

     (24) Not applicable.

     (27) Financial Data Schedule

     (99) Not applicable.

(b) No reports on Form 8-K have been filed for the fiscal quarter ended March 31, 2000.


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TENGTU INTERNATIONAL CORP.
                                           -----------------------------
                                                 (Registrant)

Date: June 30, 2000                             Pak Kwan Cheung
      -------------                        ------------------------------
                                                   (Name)

                                                     /s/
                                           ------------------------------
                                                 (Signature)


                                           Chairman and Chief Executive Officer
                                           -------------------------------------
                                                           (Title)