Form 10-Q
period 2000-09-30
TENGTU INTERNATIONAL CORP
filed 2000-11-14
CIK 847597

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000.

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from ...........to...............

Commission File Number 000-29957


                           TENGTU INTERNATIONAL CORP.
                           --------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                               77-0407366
---------------------------------         -----------------------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                  Identification Number)


                206-5050 Kingsway, Burnaby, B.C., Canada V5H 4H2
         --------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

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

Yes    X            No
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

Yes                 No
   --------            ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 24,176,321 shares outstanding as of November 13, 2000.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    For the Quarter Ended September 30, 2000

                                                           AS AT          AS AT
                                                       SEPT 30,2000   JUNE 30, 2000
                                                       (UNAUDITED)
                                                       -----------    -------------
                                    ASSETS

CURRENT ASSETS
    Cash and cash equivalents                        $    707,044         919,091
    Accounts receivable, net of
     allowance for doubtful accounts
     of $200,097                                           75,989          36,009
    Due from related party                                 96,890         170,123
    Prepaid expenses                                       14,779           3,715
    Inventories                                                 0          18,071
    Other receivables                                      14,803           5,588
                                                     ----------------------------
                   Total Current Assets                   909,505       1,152,597
                                                     ----------------------------
PROPERTY AND EQUIPMENT, net                               902,208         967,840
                                                     ----------------------------

OTHER ASSETS
     Notes receivable                                      71,940          71,940
     Advance to director                                   67,511          60,011
     License fees                                         118,750         125,000
     Other assets                                          10,325          30,454
                                                     ----------------------------
                                                          268,526         287,405
                                                     ----------------------------
TOTAL ASSETS                                         $  2,080,239       2,407,842
                                                     ============================

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                 $  1,710,440    $  1,690,658
    Accrued expenses                                      442,890         419,160
    Related party loan payable                            100,000         100,000
    Due to related party consultants                    1,565,026       1,415,026
    Other liabilities                                     470,704         414,197
                                                     ----------------------------
                  Total Current Liabilities             4,289,060       4,039,041
                                                     ----------------------------
OTHER LIABILITIES
     Related party loans payable                          255,490         255,490
     Convertible debenture, net of discount             1,213,688       1,194,334
                                                     ----------------------------
                                                        1,469,178       1,449,824
                                                     ----------------------------
STOCKHOLDERS' DEFICIT
    Preferred stock, par value $.01 per share;
      authorized 10,000,000 shares;
      issued -0- shares
    Common stock, par value $.01 per share;
      authorized 100,000,000 shares;
      issued 23,890,607 shares                            238,907         238,907
    Additional paid in capital                         11,871,444      11,871,444
    Accumulated deficit                               (15,782,209)    (15,184,374)
    Accumulated Other Comprehensive Income (Loss):
      Cumulative translation adjustment                    (5,357)         (6,216)
                                                     ----------------------------
                                                       (3,677,215)     (3,080,239)
    Less: Treasury stock, at cost,
     78,420 common shares                                    (784)           (784)
                                                     ----------------------------
          Total Stockholders' Deficit                  (3,677,999)     (3,081,023)
                                                     ----------------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                                $  2,080,239       2,407,842
                                                     ============================

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)




SALES                                                              $  1,143,446
COST OF SALES                                                         1,035,967
                                                                   ------------
GROSS PROFIT                                                            107,479
                                                                   ============
OPERATING EXPENSES
  General and administrative                                            382,472
  Related party consultants                                             180,000
  Selling                                                                73,765
  Depreciation and amortization                                          13,504
                                                                   ------------
                                                                        649,741
                                                                   ------------
OTHER INCOME (EXPENSE)
  Interest income                                                         5,436
  Interest expense                                                      (61,009)
                                                                   ------------
                                                                        (55,573)
                                                                   ------------
NET LOSS                                                           $   (597,835)
                                                                   ============
NET LOSS PER COMMON SHARE [Basic and Diluted]                      $     (0.025)

WEIGHTED AVERAGE NUMBER OF SHARES                                    23,890,607




              The accompanying notes are an integral part of these
                       consolidated financial statements.




                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)
                                                                                                              ACCUMULATED
                                     COMMON STOCK              ADDITIONAL                                       OTHER
                                     ------------               PAID-IN      COMPREHENSIVE    ACCUMULATED    COMPREHENSIVE
                                   SHARES          AMOUNT       CAPITAL       INCOME(LOSS)      DEFICIT       INCOME(LOSS)
                                   ------          ------       -------       ----------        -------       -------------
Balance June 30, 2000            23,890,607        238,907     11,871,444           --       (15,184,374)         (6,216)

Other Comprehensive Income:
 Foreign currency adjustment           --                0              0            859               0             859

Comprehensive Income:
 Net loss                              --             --             --         (597,835)       (597,835)           --
                                                                            ------------
                                                                                (596,976)
                               ------------   ------------   ------------   ------------    ------------    ------------
Balance September 30, 2000       23,890,607   $    238,907   $ 11,871,444                   $(15,782,209)   $     (5,357)
                               ============   ============   ============                   ============    ============



                                     TREASURY      UNAMORTIZED
                                     STOCK AT        DEFERRED     STOCKHOLERS'
                                      COST         COMPENSATION     DEFICIT
                                   -----------     ------------    ----------

Balance June 30, 2000                  (784)              0      (3,081,023)

Other Comprehensive Income:
 Foreign currency adjustment              0               0             859

Comprehensive Income:
 Net loss                              --              --          (597,835)

                              ------------    ------------    ------------
Balance September 30, 2000     $       (784)   $         0    $ (3,677,999)
                               ============    ============    ============







              The accompanying notes are an integral part of these
                       consolidated financial statements.




                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                              $(597,835)
Adjustments to reconcile net loss to
 net cash used by operating activities:
   Depreciation and amortization                                         73,392
   Noncash interest expense-
     convertible debenture                                               19,354
   Changes in operating assets
   and liabilities
     Decrease(Increase)on operating assets:
       Accounts receivable                                              (39,980)
       Due from related party                                            73,233
       Prepaid expenses                                                 (11,064)
       Inventories                                                       18,071
       Other receivables - current                                       (9,215)
       Advance to director                                               (7,500)
       Other assets                                                      20,129
     Increase (Decrease)in operating liabilities:
       Accounts payable                                                  19,782
       Accrued expenses                                                  23,730
       Due to related party consultants                                 150,000
       Other liabilities                                                 56,507
                                                                      ---------
   Net Cash Used by Operating Activities                               (211,396)
                                                                      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Property and Equipment                                      (1,510)
                                                                      ---------
  Net cash Used by Investing Activities                                  (1,510)
                                                                      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     859
                                                                      ---------
INCREASE(DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                 (212,047)
CASH AND CASH EQUIVALENTS,
beginning of quarter                                                    919,091
                                                                      ---------
CASH AND CASH EQUIVALENTS, end of quarter                               707,044
                                                                      =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTES

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Tengtu International Corp. (the "Company") and Subsidiary's annual report on Form 10-K for the fiscal year ended June 30, 2000.

         The accompanying unaudited consolidated financial statements do not contain comparative columns for the interim period ended September 30, 1999. The Company has only recently gained the capability of producing quarterly financial statements, filing its first Form 10-Q for the fiscal quarter ended December 31, 1999.

1. Principles of Consolidation

         In accordance with Accounting Research Bulletin 51, the Company has charged to income the losses applicable to the minority interests of subsidiaries where such losses were in excess of the minorities' interests in the equity capital of the joint venture and subsidiaries, including any guarantees or commitments from minority owners for further capital contributions.

2. Long-Term Debt

         On December 23, 1999, The Company received cash in the amount of $1,500,000 in exchange for a four year Floating Convertible Debenture ("Debenture") convertible into shares of Tengtu's $.01 par value common stock ("Common Stock") and a separate Common Stock Warrant ("Warrant") for the purchase of 1,500,000 shares of Common Stock. The purchaser of the Debenture and Warrant is Top Eagle Holdings Limited, a British Virgin Islands company ("Top Eagle"). The Debenture is due December 15, 2003 and provides for accrual of interest beginning December 15, 2000 at a rate equal to the best lending rate of The Hong Kong and Shanghai Banking Corporation plus two percent (approximately 9% as at September 30, 2000). The Debenture is convertible into the Company's Common Stock at a conversion price of $.50 during the first year, $1.00 during the second year, $2.00 during the third year and $4.00 on any date thereafter. The unpaid balance of principal and interest outstanding at maturity, if any, may be converted by the holder into the Company's Common Stock at the then existing market price minus twenty percent.

         The Warrant gives the holder the right to purchase 1,500,000 shares of the Company's Common Stock at $1.00 per share during the first year, $2.00 per share during the second year and $4.00 thereafter. The Warrant shall become void three years after issuance. In connection with the purchase of the Debenture and Warrant, The Company and Top Eagle entered into an Investor Rights Agreement which provides that on or before June 15, 2000, Top Eagle may purchase additional convertible debentures for up to $3.5 million and receive additional warrants on substantially the same terms. Top Eagle did not exercise these rights. The Investor Rights Agreement also provides the holder(s) of the Debenture, Warrant and or the shares issued upon conversion or exercise thereof, with registration and certain other rights. The effective interest rate of the debenture is 8.5%.

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

         On the date the Debenture was issued, the conversion price was $.50 and the market price was $1.60. The conversion feature was valued at the full adjusted amount of the Debenture, after valuation of the Warrant, of $1,153,846. Because the Debenture was immediately convertible, the full discount was charged to interest expense for the fiscal year ended June 30, 2000.

3.  Related Party Transactions

         Due to the continued downsizing of the staff of the joint venture (Tengtu United), the operations of the venture during the quarter ended September 30, 2000 were carried out by the minority interest holder. At September 30, 2000, the joint venture had a receivable balance of $96,980. At June 30, 2000, the joint venture had a receivable balance from the minority interest holder of $170,123. The Company advanced $7,500 to one of the officers during the quarter.

         During the quarter ended September 30, 2000, the Company incurred consulting and related expenses of approximately $180,000 from officers and directors of the Company or its subsidiaries or companies controlled by these officers and directors. Only $30,000 in payments have been made for the quarter.

         In January 2000, the Company and Comadex Industries, Ltd. entered into a consulting agreement for the employment of Pak Cheung as the Company's Chairman and CEO. Pursuant to that agreement Comadex received 3,000,000 common shares for past services rendered, resulting in a charge to related party consultants expense of $750,000. If Pak Cheung is able to raise $3,000,000 or more in capital for the Company or a 50% or more owned joint venture or subsidiary, Comadex shall receive an option to purchase 1,000,000 shares of the Company's common stock at the closing price on the day the capital is received by the Company.

         On September 9, 1999 a Company director loaned $100,000 to the Company. The loan bears interest at 6% per annum and is due in twelve months. The loan is convertible at the option of the Company director at the rate of $0.35 per share, or into an aggregate of 285,14 shares of the Company's common stock. The loan is guaranteed by another director of the Company. At the date of the loan, the Company's common stock was trading at $0.25 per share, therefore the loan does not contain a beneficial conversion feature.

         On April 1, 2000, the Company entered into a contract with a consultant which terminates in April, 2002. Under the terms of the contract the consultant will receive $10,000 per month, 250,000 common shares of the Company under a vesting schedule which coincides with that of the contract, and two options to purchase the Company's common stock for $1 per share. Both options represent 37,500 shares. The first option will be granted by December 1, 2000, and the second option after December 1, 2000 and before April 1, 2001.

4. H.K.$2,000,000 Loan to Edsoft Platforms (Canada) Ltd.

         A group of private investors, in July 1999, advanced approximately $250,000 into Edsoft Platforms (Canada), Inc., one of the Company's subsidiaries, as a shareholder's loan, bearing a 10% interest rate. One half of the loan can be converted into common shares of the Company at $3 per share if the loan is not paid in full at the maturity date of July 27, 2002.

5. License Fees

         On June 21, 2000, the Company entered into a license agreement with Netopia, Inc. The agreement grants the Company a fee-bearing, nonexclusive license right to promote and otherwise market Netopia's web site product and services to the Company's customers. The agreement shall continue in perpetuity until terminated by either party. The cost of the agreement or $125,000 is being amortized on a straight-line basis over five years. No amortization was recorded for the year ended June 30, 2000 due to the short amortization period of nine days.



6.  Subsequent Events

         a. On October 25, 2000, the Company entered into an investment agreement with Swartz Private Equity, L.L.C. ("Swartz") (the "Investment Agreement"). The Investment Agreement entitles the Company to issue and sell up to $30 million of the Company's common stock to Swartz subject to a formula based on the stock price and trading volume, from time to time over a three year period, following the effective date of a registration statement on Form S-1. The Investment Agreement defines each issuance and sale as a "Put."

         Under the Investment Agreement, Swartz will pay the Company a percentage of the market price for each share of common stock during the 20 business days immediately following the date the Company elects to sell stock to Swartz in a Put is used to determine the price Swartz will pay and the number of shares the Company will issue in return. For each share of common stock, Swartz will pay the Company the lesser of:

         - the "market price" for each share, minus $.075; or
         - 92% of the "market price" for each share.

The "market price is the lowest bid price during the 20 day period preceding a Put.

         Each time the Company sells shares of its common stock to Swartz, it will also issue five year warrants to Swartz to purchase its common stock in an amount corresponding to 10% of the number of shares in the Put. Each warrant will be exercisable at 110% of the market price for the applicable Put.

         As consideration for making its financing commitment to the Company, Swartz was issued a warrant to purchase 1,200,000 shares of the Company's common stock exercisable at $.745 per share until October 25, 2005.

         b. On October 6, 2000, Iconix International, Inc.'s ("Iconix") assets and business were sold for $3,333,000. The Company owns 44% of Iconix and is expected to receive a gain from the sale over what it invested in Iconix of $580,000 over the next 12 months. The Company has received $220,000 of the proceeds of the Iconix sale to date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         COMPARISONS OF RESULTS OF OPERATION FROM THE FISCAL QUARTER ENDED SEPTEMBER 30, 2000 AND THE CORRESPONDING PERIOD IN 1999 ARE NOT PROVIDED. WE RECENTLY GAINED THE CAPABILITY OF PRODUCING QUARTERLY FINANCIAL STATEMENTS FOR THE FISCAL QUARTER ENDED DECEMBER 31, 1999.

Liquidity and Capital Resources

         For the fiscal quarter ended September 30, 2000, net cash used by operating activities totaled $211,396, including net loss of $597,835 and depreciation and amortization of $73,392. Accounts receivable, prepaid expenses, advance to director and other receivables increased by $39,980, $11,064, $7,500 and $9,215, respectively, primarily due to the increase in sales activities at Edsoft Platforms (H.K.) Ltd. ("Edsoft"), our new Toronto office and a $7,500 advance to a director. Noncash interest expense increased by $19,354 due to amortization on the convertible debenture issued to Top Eagle Holdings, Ltd. in December, 1999. Due from related party, inventories and other assets decreased by $73,233, $18,071 and $20,129, respectively, primarily due to a loan repayment from a related party and sale of inventory and a reduction in rent deposits.

         Accounts payable, accrued expenses, due to related party consultants and other liabilities increased by $19,782, $23,730, $150,000, $56,507, respectively, primarily due to deferral of legal and consultants fees and accrual of interest expenses on related party loans.

         To conserve cash, the Company has not been paying it senior management and consultants. Therefore, amounts due to related party consultants and management increased by another $150,000 during the quarter for a accumulated total of $1,565,026. Under the terms of a Board of Directors resolution, payments to the consultants and management will not be made until the Company is successful in a "major financing transaction." A "major financing transaction" was not defined in the resolution.

         Cash used by investing activities amounted to $1,510 primarily due to an upgrade of production equipment for TIC Beijing Digital Pictures, Co. Ltd. operations.

         There were no financing activities during the fiscal quarter ended September 30, 2000. However, on October 25, 2000, the Company entered into an investment agreement with Swartz Private Equity, L.L.C. which may provide equity financing of up to $30 million to the Company over the next three years depending upon the volume of trading in the Company's stock and the price at which it trades. A full description of the transaction with Swartz Private Equity, L.L.C. is provided in "Changes in Securities and Use of Proceeds" below.

Revenues
--------

         Sales increased by 571.4% from $170,303 for the fiscal quarter ended June 30, 2000 to $1,143,446 for the fiscal quarter ended September 30, 2000 primarily due to a significant increase in installations of the "Total Solution" by Beijing Tengtu United Electronics Development Co., Ltd. ("Tengtu United") in China and Multimedia Digital Classroom by Edsoft in Hong Kong.

Gross Profit
------------

         The Company recorded a gross profit of $107,479 for the fiscal quarter ended September 30, 2000. This was an improvement from a gross loss of $1,333 for the fiscal quarter ended June 30, 2000. The Company had a gross margin of 9.4%. The gross margin was lowered by special promotion prices for the "Total Solution" and low margins earned on system integration services performed by Tengtu United.

Research and Development Expenses
---------------------------------

         Research and development continued during the fiscal quarter ended September 30, 2000 with the emphasis on product refocusing of the Tengtu United's operations and modification of Tengtu United software for sale by Edsoft in Hong Kong. Because the Company has not provided an additional $6,000,000 in funding that it committed to Tengtu United, research and development expenses were funded by Beijing Tengtu Culture & Education Development Co., Ltd. ("Tengtu China"), our joint venture partner which is owned by the following four Chinese companies: Legend Computer Group, Taiji Computer Corporation, Great Wall Computer Group and Beijing Oriental Lian Fa Technology & Trade Group, Co. Ltd. Zhang Fan Qi, one of the Company's directors, is the Chairman of Beijing Oriental Lian Fa Technology & Trade Group Co., Ltd.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses decreased by 32.8%, from $569,372 for the fiscal quarter ended June 30, 2000, to $382,472 for the fiscal quarter ended September 30, 2000, primarily due to professional fees and financing fees incurred in the fiscal quarter ended June 30, 2000.

Related Party Consultants
-------------------------

         Related party consultants expense decreased by 50.4%, from $362,813 for the fiscal quarter ended June 30, 2000, to $180,000 for the fiscal quarter ended September 30, 2000, primarily due to the amortization of the balance of deferred compensation of $156,251 in the fiscal quarter ended June 30, 2000.

Selling Expenses
----------------

         Selling expenses increased by 121.2% from $33,351 for the fiscal quarter ended June 30, 2000, to $73,765 for the fiscal quarter ended September 30, 2000, primarily due to increased sales activities.

Interest Expense
----------------

         Interest expenses of $61,009 for the fiscal quarter ended September 30, 2000 was primarily the interest on the convertible debenture issued to Top Eagle Holdings, Ltd. in December, 1999 and related party loans.

Business Update
---------------

         Tengtu United Electronic Development Co., Ltd. ("Tengtu United") continued to work diligently with Beijing Tengtu Culture & Education Development Co., Ltd. ("Tengtu China") to capture market share in the Chinese educational software market which is maturing and which the Company believes has tremendous growth potential. Tengtu United has cleared the previously existing installation bottleneck that had existed with respect to installations of the "Total Solution" with the assistance of Microsoft (China), Ltd. and has generated more than $1 million sales in the fiscal quarter ended September 30, 2000. Tengtu United Management believes that the clearing of the installation bottleneck will enable it to accomplish installations at 3,000 schools which would result in approximately $5 million in sales for the fiscal quarter ending December 31, 2000.

         On September 20, 2000, Tengtu China entered into an agreement with the Chinese Ministry of Education under the auspices of the National Center for Audio/Visual Education ("NCAVE") called "Operation Morning Sun." Under Operation Morning Sun, the NCAVE made a commitment to direct the purchase by the end of the calendar year 2000 of 3,000 educational software packages which could result in sales of approximately $5.4 million by Tengtu United.

         In addition, the NCAVE, Tengtu China and Legend Computer Group entered into a cooperation agreement on September 20, 2000 known as the "Relief for Disadvantaged Regions Project." Under this cooperation agreement, the NCAVE is to purchase 5,000 units of Tengtu United's Total Solution. The Chinese Ministry of Education, as well as the provincial education departments, have the right to audit the school districts and individual schools. The Ministry of Education has advised the Company that if it finds that a school is utilizing an unauthorized version of a designated software program, such as a copy of the Company's Network Classroom, or the Microsoft components to the Total Solution, it will cut off information technology funding to that school.

         In the fiscal quarter ended September 30, 2000, Tengtu China entered into three contracts for the provision of the following systems integration services by Tengtu United: purchase and supply of software hardware and related materials and network installation, testing and tuning. The first contract is with Qwai Zhou Normal University Attached High School and Qwai Zhou Qin Hwa Yuen Information Technology Development Co., Ltd. That agreement calls for payments of RMB 170,000 to Tengtu China for Tengtu United software. The second contract is with the Inner Mongolia 1st High School and calls for payments of RMB 1.95 million to Tengtu China for Tengtu United software and services. The third contract is with Zhong Yau Normal College and calls for payment of RMB 1,525,347 to Tengtu China for Tengtu United software and services.

         On July 22, 2000 the Chinese Ministry of Education officially endorsed the Company's "Total Solution" package for a General Elementary/Secondary (K-12) School Network Information System for China schools. This endorsement on the national level is evidence of the Ministry's support of the Company's mandate to prepare China's educational infrastructure for the 21st century. In addition, the Company believes that this endorsement sends a strong signal to all school boards in China that the Ministry expects their full and serious cooperation in implementing its plan, in which the Company is a key component. The Company's Total Solution makes available via intranet and internet a comprehensive set of tools not only for computerized class instruction, but for school administration and the management of educational and multimedia resources as well. Designed specifically to accommodate broadband internet connections via satellite and cable, the Total Solution software is an ideal tool for distance learning.

         Once the Total Solution project has been fully implemented with a significant number of users in the Chinese school system, the Company plans to become an ASP (Application Service Provider), and, through its licensing agreement with Netopia, Inc., transform its education business model from its present state of systems integrator/developer to high value added ASP/ICP (Application Service Provider/Internet Content Provider).

         Since the Company's June 30, 2000 fiscal year end, Edsoft Platforms (H.K.), Ltd. ("Edsoft") has undergone a restructuring to focus on the sale of its Multimedia Digital Classroom software in the Hong Kong market. Sales commenced in July, 2000 and Edsoft's management believes that these sales will increase. Edsoft's management also believes that Edsoft can benefit from the Company's licencing agreement with Netopia, Inc.

         On August 8, 2000, TIC Beijing Digital Pictures Co., Ltd. ("TIC Beijing") entered into a contract with Beijing Hwa Yue Advertisement Co., Ltd. in which it agreed to lease its post- production facilities and personnel until September 2001 for a total of RMB 1,270,000. However, TIC Beijing has retained the exclusive use of these facilities and personnel for two days each week and the right to the use of these facilities and personnel when the lessee is not using them, thus, enabling TIC Beijing to furnish any post-production required by its strategic alliances.

         On October 6, 2000, Iconix International, Inc. ("Iconix") (which was 44% owned by the Company but in which the Company had only a 30% voting interest) was sold for $5,000,000 (Canadian). Barry Clark, the Company's President, who was the President of Iconix, and former employees of Iconix, will own approximately 8% of the stock in the acquiring company. The Company is expected to receive a gain from the sale over what it invested in Iconix of $580,000 over the next 12 months. The Company has received $220,000 of the proceeds of the Iconix sale to date.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company operates through subsidiaries located principally in mainland China and Hong Kong; the administrative office is in Vancouver, Canada. The Company grants credit to customers in both geographic regions.

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

         The Company established an allowance for doubtful accounts at September 30, 2000 of $200,997. The Company believes any credit risk beyond this amount would be negligible.

         At September 30, 2000, the Company had approximately $300,000 of cash in banks uninsured. The Company has balances in excess of the federally insured amounts in U.S. banks.

         The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

         Because the Company's subsidiaries in mainland China and Hong Kong, its accounts receivable are also subject to foreign currency exchange rate risk in the U.S. dollar/Chinese yen and U.S. dollar/Hong Kong dollar. These foreign currency exchange rate risks are not hedged by the Company.

         As of September 30, 2000, one customer 95.8% of total sales.

MARKET RISK SENSITIVE INSTRUMENTS
---------------------------------

FINANCIAL INSTRUMENT                              CARRYING VALUE      FAIR VALUE
--------------------                              --------------      ----------

Instruments entered into for trading purposes
NONE

Instruments entered into for
other than trading purposes

     Cash and Cash equivalents
          United States                                $  570,986     $  570,986
          Foreign                                         136,058        136,058
                                                       ----------     ----------
                  Total                                $  707,044     $  707,044
                                                       ==========     ==========

     Accounts receivable, net
          United States                                $   67,511     $   67,511
          Foreign                                         259,622        259,622
                                                       ----------     ----------
                                                       $  327,133     $  327,133
                  Total                                ==========     ==========

     Accounts payable
          United States                                $1,130,876     $1,130,876
          Foreign                                       3,158,184      3,158,184
                                                       ----------     ----------
                  Total                                $4,289,060     $4,289,060
                                                       ==========     ==========


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

(c) On October 25, 2000, the Company sold securities to Swartz Private Equity, L.L.C. ("Swartz") pursuant to an investment agreement (the "Investment Agreement") in reliance upon the exemption from registration under the Securities Act of 1933 provided by Rule 506 of Regulation D. The basis for the Rule 506 exemption is that Swartz meets the definition of an "accredited investor" under Rule 502 of Regulation D. The following is a description of the provisions of the Investment Agreement and related documents.

OVERVIEW

         On October 25, 2000, the Company entered into an Investment Agreement with Swartz Private Equity, L.L.C. The Investment Agreement entitles the Company to issue and sell up to $30 million of the Company's common stock to Swartz, subject to a formula based on our stock price and trading volume, from time to time over a three year period, following the effective date of a registration statement on Form S-1. The Company is currently preparing the registration statement on Form S-1. Each election by the Company to sell stock to Swartz is referred to as a "Put."

         Each time the Company sells shares to Swartz, it will also issue five
(5) year warrants (referred to as purchase warrants) to Swartz in an amount equal to 10% of the Put amount. Each purchase warrant will be exercisable at 110% of the market price for the applicable Put.

         In addition, as consideration for making its financing commitment to the Company, Swartz was issued a warrant to purchase 1,200,000 shares of common stock exercisable at $.745 per share until October 25, 2005. This warrant is referred to as the "commitment warrant." The commitment warrant contains anti-dilution provisions, such that the number of warrants will be adjusted upon the occurrence of certain events such as reverse stock splits and stock dividends.

PUT RIGHTS

         The Company may begin exercising Puts on the date of effectiveness of the registration statement and continue for the shorter of a three year period, or until the Company has Put amounts of common stock to Swartz totaling $30 million. To exercise a Put, the Company must have an effective registration statement on file with the Securities and Exchange Commission covering the resale to the public by Swartz of any shares that it acquires under the Investment Agreement. Also, the Company must give Swartz at least 10, but not more than 20, business days advance notice of the date on which it intends to exercise a particular Put right. The notice must indicate the date the Company intends to exercise the Put and the maximum number of shares of common stock the Company intends to sell to Swartz. At the Company's option, it may also specify a maximum dollar amount (not to exceed $2 million) of common stock that the Company will sell under the Put. The Company may also specify a minimum purchase price per share at which the Company will sell shares to Swartz. The minimum purchase price cannot exceed the lesser of 80% of the closing bid price of the Company's common stock on the day prior to the date the Company gives Swartz notice of the Put or such closing bid price minus $.125.

         The number of common shares the Company sells to Swartz may not exceed 15% of the aggregate daily reported trading volume of the Company's common shares during the 20 business days before or the 20 days after the date the Company exercises a Put. Further, the Company cannot issue additional shares to Swartz, when such shares added to the shares Swartz previously acquired under the Investment Agreement during the previous 61 days prior to the exercise of a Put, will result in Swartz beneficially owning holding over 9.99% of our outstanding shares upon completion of the Put. A party beneficially owns common stock which it has the right to acquire within sixty days, including shares underlying warrants and options.

         Swartz will pay the Company a percentage of the market price for each share of common stock in a Put. The market price of the shares of common stock during the 20 business days immediately following the date the Company exercises a Put is used to determine the purchase price Swartz will pay and the number of shares the Company will issue in return. This 20 day period is referred to in the Investment Agreement as the "pricing period." For each share of common stock, Swartz will pay the Company the lesser of:

         -- the market price for each share, minus $.075; or

         -- 92% of the market price for each share.

         The Investment Agreement defines market price as the lowest closing bid price for the Company's common stock during the 20 business day pricing period. However, if the Company designates a minimum price in its Put notice, Swartz must pay at least that price and the above formula will not apply. If the price of the Company's common stock is below the greater of the price the Company designates plus $.075, or the price the Company designates divided by .92 during any of the 20 days during the pricing period, that day is excluded from the 15% volume limitation described above. Therefore, the amount of cash that the Company can receive for that Put may be reduced if the Company elects to designate a minimum price per share and the Company's stock price declines.

         The Company must wait a minimum of five business days after the end of the 20 business day pricing period for a prior Put before exercising a subsequent Put. The Company may, however, give advance notice of its subsequent Put during the pricing period for the prior Put. The Company can only exercise one Put during each pricing period.

WARRANTS

         Within five business days after the end of each pricing period, the Company is required to issue and deliver to Swartz a warrant to purchase a number of shares of common stock equal to 10% of the common shares issued to Swartz in the applicable Put. Each warrant will be exercisable at a price that will initially equal 110% of the market price for the applicable Put. Each warrant will be immediately exercisable and have a term beginning on the date of issuance and ending five years later.

LIMITATIONS AND CONDITIONS TO OUR PUT RIGHTS

         The Company's ability to Put shares of common stock, and Swartz's obligation to purchase the shares, is subject to the satisfaction of certain conditions. These conditions include:

         -- satisfaction all obligations under the agreements entered into between the Company and Swartz in connection with the Investment Agreement;

         -- the Company's common stock being listed and traded on Nasdaq, the over-the-counter Bulletin Board, or an exchange;

         -- the Company's representations and warranties in the Investment Agreement must be accurate as of the date of each Put;

         -- reservation for issuance a sufficient number of shares of common stock to satisfy the Company's obligations to issue shares under any Put and upon exercise of warrants;

         -- the registration statement for the shares the Company will be issuing to Swartz must remain effective as of the Put date and no stop order with respect to the registration statement is in effect;

        -- shareholder approval is required by the Investment Agreement if the number of shares Put to Swartz, together with any shares previously Put to Swartz, would equal 20% of all shares of our common stock that would be outstanding upon completion of the Put.

         Swartz is not required to acquire and pay for any additional shares of common stock once it has acquired $30 million worth of our shares in Puts. Additionally, Swartz is not required to acquire and pay for any shares of common stock with respect to any particular Put for which, between the date the Company gives advance notice of an intended Put and the date the particular Put closes:

         -- the Company announced or implemented a stock split or combination of our common stock;

         -- the Company paid a dividend on its common stock;

         -- the Company made a distribution of all or any portion of its assets or evidences of indebtedness to the holders of our common stock; or

         -- the Company consummated a major transaction, such as a sale of all or substantially all of its assets or a merger or tender or exchange offer that results in a change in control.

         The Company may not require Swartz to purchase any subsequent Put shares if:

         -- the Company, or any of its directors or executive officers, have engaged in a transaction or conduct related to the Company's operations that resulted in:

                  -- a Securities and Exchange Commission enforcement action, administrative proceeding or civil lawsuit; or

                  -- a civil judgment or criminal conviction or for any other offense that, if prosecuted criminally, would constitute a felony under applicable law;

                  -- the aggregate number of days which the registration statement is not effective or the Company's common stock is not listed and traded on Nasdaq, the O.T.C. Bulletin Board or an exchange exceeds 120 days;

                  -- the Company files for bankruptcy or any other proceeding for the relief of debtors; or

                  -- the Company breaches covenants contained in the Investment Agreement.

COMMITMENT AND TERMINATION FEES

         If the Company does not Put at least $2,000,000 worth of common stock to Swartz during the one year period following the effective date of the registration statement, the Company must pay Swartz a non-usage fee. This fee equals the difference between $200,000 and 10% of the value of the shares of common stock the Company Put to Swartz during the one year period.

         If the Investment Agreement is terminated, the Company must pay Swartz the greater of (i) the non-usage fee described above, or (ii) the difference between $200,000 and 10% of the value of the shares of common stock Put to Swartz during all Puts to date.

SHORT SALES

         The Investment Agreement prohibits Swartz and its affiliates from engaging in short sales of the Company's common stock unless Swartz has received a Put notice and the amount of shares involved in the short sale does not exceed the number of shares the Company specifies in the Put notice.

CANCELLATION OF PUTS

         The Company must cancel a particular Put if:

         -- the Company discovers an undisclosed material fact relevant to Swartz's investment decision;

         -- the registration statement registering resales of the common stock becomes ineffective; or

         -- the Company's shares of common stock are either delisted from, or no longer trading on, Nasdaq, the over-the-counter Bulletin Board or an exchange.

         If the Company cancels a Put, it will continue to be effective, but the pricing period for the Put will terminate on the date the Company notifies Swartz that the Company is canceling the Put. Because the pricing period will be shortened, the number of shares Swartz will be required to purchase in the canceled Put may be smaller than it would have been had the Company not canceled the Put.

TERMINATION OF THE INVESTMENT AGREEMENT

         The Company may terminate its right to initiate further Puts or terminate the Investment Agreement at any time by providing Swartz with written notice of its intention to terminate. However, any termination will not affect any other rights or obligations the Company has concerning the Investment Agreement or any related agreement.

CAPITAL RAISING LIMITATIONS

         During the term of the Investment Agreement and for a period of sixty
(60) days after the termination of the Investment Agreement, the Company is prohibited from entering into any private equity line agreements similar to the Swartz Investment Agreement without obtaining Swartz's prior written approval.

         The Company has agreed to give Swartz a Right of First Offer during this same period, the term of the Investment Agreement plus sixty (60) days. Under the right of first offer, the Company must give at least ten (10) days written notice to Swartz of a proposed transaction at least ten (10) days prior to the transaction closing. Swartz may elect to participate in the transaction during this ten (10) day period.

         Neither of the above restrictions apply to the following items and the Company may engage in and issue securities in the following transactions without notifying or obtaining approval from Swartz;

         -- in connection with a merger, consolidation, acquisition, or sale of assets;

         -- in connection with a strategic partnership or joint venture, the primary purpose of which is not simply to raise equity capital;

         -- in connection with our disposition or acquisition of a business, product or license;

         -- upon exercise of options by employees, consultants or directors; provided that no more than 1,000,000 option per year are issued to consultants and no more than 250,000 options per consultant;

         -- in an underwritten public offering of the Company's common stock;

         -- upon conversion or exercise of currently outstanding options, warrants or other convertible securities;

         -- under any option or restricted stock plan for the benefit of employees, directors or consultants;

         -- upon the issuance of debt securities with no equity feature for working capital purposes; or

         -- the issuance of up to $2 million of convertible debt or equity securities which are convertible at a fixed price that is not less than 75% of the closing price of the Company's common stock on the date of the closing or purchase of the convertible security.

SWARTZ'S RIGHT OF INDEMNIFICATION

         The Company has agreed to indemnify Swartz, including its owners, employees, investors and agents, from all liability and losses resulting from any misrepresentations or breaches the Company makes in connection with the Investment Agreement, the registration rights agreement, other related agreements, or the registration statement. The Company has also agreed to indemnify these persons for any claims based on violation of Section 5 of the Securities Act caused by the integration of the private sale of the Company's common stock to Swartz and the public offering pursuant to the registration statement.

(d) The Company is not required to furnish information pursuant to Rule 463 of the Securities Act of 1933.


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

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter has been submitted to a vote of the Company's security holders, through solicitation of proxies or otherwise, during the fiscal quarter ended September 30, 2000.

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

     (10) Exhibit (10) - Material contracts;

                  10.1 - Tengtu International Corp. Investment Agreement with Swartz Private Equity, L.L.C. dated October 25, 2000;

                  10.2 - Agreement between National Center for Audio Visual Education and Tengtu Culture and Education Electronics Development Co., Ltd. dated September 20, 2000 - referred to as "Operation Morning Sun";

                  10.3 - Cooperation Agreement among the Chinese National Center for Audio/Visual Education of the Ministry of Education, Tengtu China and Legend Group;

                  10.4 - Qwai Zhou Normal University Attached High School Thousand Mega Campus Network System Agreement with Tengtu China and Qwai Zhou Qin Hwa Yuen Information Technology Development Co., Ltd. dated July 28, 2000;

                  10.5 - Zhong Yau Normal College Campus Network Contract with Tengtu China dated September 10, 2000;

                  10.6 - Inner Mongolia 1st High School Campus Network Contract with Tengtu China dated August 25, 2000;

                  10.7 - Equipment Lease contract between TIC Beijing Digital Pictures Co., Ltd and Beijing Hwa Yue Advertisement Co., Ltd. dated August 8, 2000;

                  10.8 - 1999 Non-Qualified Stock Option Incentive Plan (filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference),

                  10.9 - English Translation of Microsoft Cooperation Agreement (filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference),

                  10.10 - Consulting Agreement between Tengtu and B.D. Clark and Associates, Ltd. (filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference),

                  10.11 - Tengtu United Joint Venture Agreement and the amendment thereto (filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference),

                  10.12 - Iconix agreement with Dell Products, L.P. (filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference),

                  10.13 - Employment agreement between Tengtu and Jing Lian (filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference),

                  10.14 - Consulting agreement between Comadex Industries, Ltd. and Tengtu (filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference),

                  10.15 - Top Eagle Holdings, Ltd. Convertible Debenture and Warrant Purchase Agreement (filed as part of our Form 8-K dated December 23, 1999 and incorporated herein by reference),

                  10.16 - Top Eagle Holdings, Ltd. Investor Rights Agreement (filed as part of our Form 8-K dated December 23, 1999 and incorporated herein by reference),

                  10.17 - Top Eagle Holdings, Ltd. Convertible Debenture (filed as part of our Form 8-K dated December 23, 1999 and incorporated herein by reference),

                  10.18 - Top Eagle Holdings, Ltd. Common Stock Warrant (filed as part of our Form 8-K dated December 23, 1999 and incorporated herein by reference),

                  10.19 - Independent Contractor Agreement among us, 1334945 Ontario Limited and Gregory Mavroudis dated April 1, 2000 (filed as part of our Form 10-K dated September 28, 2000 and incorporated herein by reference),

                  10.20 - Letter of Intent for Cooperation between Guandong Southern Natural Museum Co., Ltd. and Tic Beijing (filed as part of our Form 10-K dated September 28, 2000 and incorporated herein by reference),

                  10.21 - License Agreement between us and Netopia, Inc. dated June 21, 2000 (filed as part of our Form 10-K dated September 28, 2000 and incorporated herein by reference).

     (11) Not applicable.

     (15) Letter from Moore Stephens, P.C. re: unaudited financial information.

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


                                          TENGTU INTERNATIONAL CORP.
                                       --------------------------------
                                               (Registrant)

Date: November 14, 2000                       Pak Kwan Cheung
      -----------------                ---------------------------------
                                                  (Name)

                                        /s/
                                       ---------------------------------
                                                (Signature)

                                       Chairman and Chief Executive Officer
                                       -------------------------------------
                                                      (Title)