Form 10-Q
period 2000-12-31
TENGTU INTERNATIONAL CORP
filed 2001-02-20
CIK 847597

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2000

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from ...........to...............

Commission File Number 000-29957


                           TENGTU INTERNATIONAL CORP.
                           --------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  77-0407366
----------------------------------       ---------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 24,376,321 shares outstanding as of February 16, 2001.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements in this report which are not historical facts or information are forward-looking statements, including, but not limited to, the information set forth in the Management's Discussion and Analysis section below. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievement of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the United States and China; the ability of the Company to implement its business strategy; the Company's access to financing; the Company's ability to successfully identify new business opportunities; the Company's ability to attract and retain key executives; the Company's ability to achieve anticipated cost savings and profitability targets; changes in the industry; competition; the effect of regulatory and legal restrictions imposed by foreign governments; the effect of regulatory and legal proceedings and other factors discussed the Company's Form 10 and 10-K filings. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievements of the Company. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.



                   Tengtu International Corp. and Subsidiaries
                           Consolidated Balance Sheet
                     for the quarter Ended December 31, 2000
                                   (UNAUDITED)
                                                         As at            As at            As At          As At
                                                        June 30, 2000     Sept. 30, 2000   Dec. 31 2000   Dec. 31, 1999
                                     ASSETS
CURRENT ASSETS
         Cash and cash equivalents                       $    919,091         707,044         517,438       1,592,330
    Accounts receivable, net of allowance for
         doubtful accounts of $200,997                         36,009          75,989          40,188          69,726
         Due from related party                               170,123          96,890       1,176,343         249,968
         Prepaid expenses                                       3,715          14,779         275,185          37,627
         Inventories                                           18,071               0               0          38,517
         Other receivables                                      5,588          14,803          17,381          27,011
                                                         ------------       ---------       ---------       ---------
                           Total Current Assets             1,152,597         909,505       2,026,535       2,015,179

PROPERTY AND EQUIPMENT, net                                   967,840         902,208         835,409       1,072,005

OTHER ASSETS
         Notes receivable                                      71,940          71,940          71,940               0
         Advance to director                                   60,011          67,511          75,011          44,095
         License fees                                         125,000         118,750         112,500               0
         Other assets                                          30,454          10,325          10,325         13, 144
                                                         ------------       ---------       ---------       ---------
                                                              287,405         268,526         269,776          57,239
                                                         ------------       ---------       ---------       ---------
TOTAL ASSETS                                             $  2,407,842       2,080,239       3,131,720       3,144,423
                                                         ============       =========       =========       =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
         Accounts payable                                $  1,690,658       1,710,440       1,762,703       1,389,649
         Accrued expenses                                     419,160         442,890         542,410         231,793
         Loan Payable, net of discount                              0               0         898,673               0
         Related party loan payable                           100,000         100,000         219,488         100,000
         Due to related party consultants                   1,415,026       1,565,026       1,723,028       1,095,026
         Other liabilities                                    414,197         470,704         964,689         453,560
                                                         ------------       ---------       ---------       ---------
                           Total Current Liabilities        4,039,041       4,289,060       6,110,989       3,270,048
                                                         ------------       ---------       ---------       ---------
OTHER LIABILITIES
         Related party loans payable                          255,490         255,490         255,490         261,455
         Convertible debenture, net of discount             1,194,334       1,213,688       1,233,442       1,153,846
                                                         ------------       ---------       ---------       ---------
                                                            1,449,824       1,469,178       1,488,932       1,415,301

STOCKHOLDERS' DEFICIT
    Preferred stock, par value $.01 per share;
        authorized 10,000,000 shares;
        issued -0- shares Common stock,
        par value $.01 per share;
        authorized 100,000,000 shares;
        issued 24,716,321 shares                              238,907         238,907         241,764         205,577
         Additional paid in capital                        11,871,444      11,871,444      12,643,972      11,099,546
         Accumulated deficit                              (15,184,374)    (15,782,209)    (17,348,955)    (12,813,906)
    Accumulated Other Comprehensive
        Income (Loss):
         Cumulative translation adjustment                     (6,216)         (5,357)         (4,198)        (31,359)
                                                         ------------       ---------       ---------       ---------
                                                           (3,080,239)     (3,677,215)     (4,467,417)     (1,540,142)
    Less: Treasury stock, at cost,
         78,420 common shares                                    (784)           (784)           (784)           (784)
                                                         ------------       ---------       ---------       ---------
                  Total Stockholders' Deficit              (3,081,023)     (3,677,999)     (4,468,201)     (1,540,926)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                                    $  2,407,842       2,080,239       3,131,720       3,144,423
                                                         ============      ==========      ==========      ==========




                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE QUARTER ENDED DECEMBER 31, 2000
                                   (UNAUDITED)


                                       For The Qtr         For The Qtr           Year-To-Date        For the Quarter
                                     Ended 09/30/00      Ended 12/31/00          7/1-12/31/00        Ended 12/31/99
                                         --------          --------              -----------             --------
SALES                                 $1,143,446          359,379                  1,502,825              95,724
COST OF SALES                          1,035,967          313,088                  1,349,055             121,025
                                       -------------------------------------------------------------------------
GROSS INCOME                             107,479           46,291                    153,770             (25,301)
                                       -------------------------------------------------------------------------

OPERATING EXPENSES
  General and administrative             382,472         1,168,338                 1,550,810             432,436
  Related party consultants              180,000           251,114                   431,114             120,000
  Selling                                 73,765           110,241                   184,006              12,819
  Depreciation and amortization           13,504            13,525                    27,029               4,018
                                        ------------------------------------------------------------------------
                                          649,741         1,543,218                 2,192,959            569,273
                                       -------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
  Equity earnings in investee                   0                 0                          0           (89,133)
  Interest income                           5,436             2,490                      7,926               205
   Interest expense                       (61,009)          (72,309)                  (133,318)       (1,153,846)
                                       -------------------------------------------------------------------------
                                          (55,573)          (69,819)                  (125,392)       (1,242,774)
                                       -------------------------------------------------------------------------
NET LOSS                            $    (597,835)       (1,566,746)                (2,164,581)       (1,837,348)
                                    ============================================================================
NET LOSS PER COMMON SHARE
         (Basic and Diluted)        $      (0.025)           (0.065)                    (0.090)           (0.094)


WEIGHTED AVERAGE NUMBER OF SHARES       23,890,607       24,146,285                 24,017,936        19,614,237




                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                     FOR THE QUARTER ENDED DECEMBER 31, 2000
                                   (UNAUDITED)

                                             COMMON STOCK         ADDITIONAL
                                             ------------          PAID-IN       COMPREHENSIVE    ACCUMULATED
                                       SHARES         AMOUNT       CAPITAL       INCOME (LOSS)      DEFICIT
                                    ---------------------------------------------------------------------------

Balance June 30, 2000                23,890,607        238,907     11,871,444                    (15,184,374)

Other Comprehensive Income:
 Foreign currency adjustment               --                0              0            859               0

Comprehensive Income:
 Net loss                                  --             --             --         (597,835)       (597,835)
                                                                                ------------
                                                                                    (598,976)
                                   ------------   ------------   ------------   ============    ------------
Balance September 30, 2000           23,890,607        238,907     11,871,444                    (15,782,209)
                                   ============   ============   ============                   ============

Issuance of common stock                285,714          2,857         97,143              0               0
Options granted in lieu of
  Cash payment for interest                --                0         10,661              0               0
Paid-in capital related to
 detached warrants                         --                0        664,724              0               0
Other Comprehensive Income:
 Foreign currency adjustment               --                0              0          1,159               0
Comprehensive Income -
 Net loss                                  --                0              0     (1,566,746)     (1,566,746)
                                                                                ------------
                                                                                $ (1,565,587)
                                   ------------   ------------   ------------   ============    ------------
Balance December 31, 2000            24,176,321        241,764   $ 12,643,972                   $(17,348,955)



                                      ACCUMULATED
                                         OTHER           TREASURY     UNAMORTIZED
                                     COMPREHENSIVE       STOCK AT       DEFERRED     STOCKHOLDERS'
                                     INCOME (LOSS)         COST       COMPENSATION     DEFICIT
                                     --------------------------------------------------------------

Balance June 30, 2000                    (6,216)           (784)              0      (3,081,023)

Other Comprehensive Income:
 Foreign currency adjustment                859               0               0             859

Comprehensive Income:
 Net loss                                  --              --              --          (597,835)




                                   ------------    ------------    ------------    ------------
Balance September 30, 2000               (5,357)           (784)              0      (3,677,999)
                                   ============    ============    ============    ============
Issuance of common stock                      0               0               0         100,000
Options granted in lieu of
  Cash payment for interest                   0               0               0          10,661
Paid-in capital related to
 detached warrants                            0               0               0         664,724
Other Comprehensive Income:
 Foreign currency adjustment              1,159               0               0           1,159
Comprehensive Income -
 Net loss                                  --              --              --        (1,566,746)




                                   ------------    ------------    ------------    ------------
Balance December 31, 2000          $     (4,198)   $       (784)   $          0    $ (4,468,201)




              The accompanying notes are an integral part of these
                       consolidated financial statements.






                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE QUARTER ENDED DECEMBER 31, 2000
                                   (UNAUDITED)

                                                    For The Qtr   For the Qtr    Year-To-Date   For the Quarter
                                                  Ended 09/30/00 Ended 12/31/00  7/1/-12/31/00  Ended 12/31/99
                                                  -----------------------------  -------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                             $ (597,835)   (1,566,746)   (2,164,581)   (1,837,348)
Adjustments to reconcile net loss to
 net cash used by operating activities
   Depreciation and amortization                         73,392        73,605       146,997        55,015
   Loss on Investment at equity                               0             0             0        84,640
    Noncash loan conversion to shares                         0       100,000       100,000             0
   Noncash compensation expense on
     shares issued for services                               0             0             0       263,188
   Noncash compensation expense on
     granting of stock options                                0        10,661        10,661             0
   Noncash paid-in capital-warrants                           0       558,654       558,654       346,154
   Noncash paid-in capital -
     convertible debenture                                    0             0             0     1,153,846
   Noncash interest expense -
     convertible debenture                               19,354        19,754        39,108             0
   Changes in operating assets
   and liabilities
     Decrease(Increase)
     on operating assets:
       Accounts receivable                              (39,980)       35,801        (4,179)         (302)
       Due from related party                            73,233    (1,079,453)   (1,006,220)            0
       Prepaid Expenses                                 (11,064)     (260,406)     (271,470)        9,635
       Inventories                                       18,071             0        18,071            75
       Other receivables-current                         (9,215)       (2,578)      (11,793)         (880)
       Advance to director                               (7,500)       (7,500)      (15,000)            0
       Other assets                                      20,129             0        20,129        (4,963)
     Increase (Decrease) on operating liabilities:
        Accounts Payable                                 19,782        52,263        72,045       (70,125)
       Accrued expenses                                  23,730        99,520       123,250             0
       Due to related party                                   0       119,488       119,488         3,520
       Due to related party consultants                 150,000       158,000       308,000       120,000
       Other liabilities                                 56,507       493,985       550,492             0
                                                     ----------------------------------------------------
   Net Cash Used by Operating Activities               (211,396)   (1,194,952)   (1,406,348)     (122,435)
                                                     ----------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Property and equipment                      (1,510)         (556)       (2,066)       (1,529)
                                                     ----------------------------------------------------
     Net Cash Used by Investing Activities               (1,510)         (556)       (2,066)       (1,529)
                                                     ----------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from loans                                          0     1,004,743     1,004,743     1,153,846
 Cash received for shares issued                              0             0             0             0
                                                     ----------------------------------------------------
  Net Cash Provided by Financing Activities                   0     1,004,743     1,004,743     1,153,846
                                                     ----------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                     859         1,756         2,018         1,756
                                                     ----------------------------------------------------
INCREASE(DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 (212,047)     (189,009)     (401,653)    1,276,508

CASH AND CASH EQUIVALENTS,
beginning of quarter                                    919,091       707,044       919,091       315,822
                                                     ----------------------------------------------------
CASH AND CASH EQUIVALENTS, end of quarter            $  707,044       518,035       517,438     1,592,330

NOTES

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended June 30, 2000. The June 30, 2000 information has been derived directly from the annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring.


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

2.  Long-Term Debt

         On December 23, 1999, the Company received cash in the amount of $1,500,000 in exchange for a four year Floating Convertible Debenture ("Debenture") convertible into shares of Tengtu's $.01 par value common stock ("Common Stock") and a separate Common Stock Warrant ("Warrant") for the purchase of 1,500,000 shares of Common Stock. The purchaser of the Debenture and Warrant is Top Eagle Holdings Limited, a British Virgin Islands company ("Top Eagle"). The Debenture is due December 15, 2003 and provides for accrual of interest beginning December 15, 2000 at a rate equal to the best lending rate of The Hong Kong and Shanghai Banking Corporation plus two percent (approximately 9% as at December 31, 2000). The Debenture is convertible into the Company's Common Stock at a conversion price of $.50 during the first year, $1.00 during the second year, $2.00 during the third year and $4.00 on any date thereafter. The unpaid balance of principal and interest outstanding at maturity, if any, may be converted by the holder into the Company's Common Stock at the then existing market price minus twenty percent.

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

         Because no portion of the price paid by Top Eagle was for the Warrants, the Warrants were assigned a value by the Company and the Debenture was discounted by that amount. The interim financial statements reflect entries of $346,154 for a discount to the Debenture and paid in capital for the Warrant. This value was assigned as follows. On the date that the Debenture and Warrant were sold to Top Eagle, the Company's stock was trading at $1.60 per share and the Warrant was exercisable at $1.00. Therefore, the Warrant had a value between $.00 and $.60 per share. The Company chose to value the Warrant at $.30 per share. The gross amount of the Debenture and Warrant was therefore $1.5 million (Debenture) plus $450,000 (Warrant - $.30 x 1,500,000) for a total of $1.95 million. Of the $1.95 million, the Warrant represents 23.08% ($450,000/$1.95 million). The discount to the Debenture was calculated by multiplying the percentage of the total represented by the Warrant (23.08%) by the total proceeds received from the sale ($1.5 million). The discount to the Debenture was therefore equal to $346,154 and the Debenture was discounted to $1,153,846 ($1.5 million - $346,154).

         On the date the Debenture was issued, the conversion price was $.50 and the market price was $1.60. The conversion feature was valued at the full adjusted amount of the Debenture, after valuation of the Warrant, of $1,153,846. Because the Debenture was immediately convertible, the full discount was charged to interest expense for the fiscal year ended June 30, 2000.


3.  Related Party Transactions

         Due to the continued downsizing of the staff of the joint venture (Tengtu United), the operations of the joint venture during the quarter ended December 31, 2000 were carried out by the minority interest holder. At December 31, 2000, the joint venture had a receivable balance of $1,176,343. At June 30, 2000, the joint venture had a receivable balance from the minority interest holder of $170,123. The Company advanced $15,000 to one of the officers during the first half of the fiscal year.

         During the six months ended December 31, 2000, the Company incurred consulting and related expenses of approximately $427,418 from officers and directors of the Company or its subsidiaries or companies controlled by these officers and directors. Only $52,000 in payments have been made for the quarter.

         In January 2000, the Company and Comadex Industries, Ltd. entered into a consulting agreement for the employment of Pak Cheung as the Company's Chairman and CEO. Pursuant to that agreement Comadex received 3,000,000 common shares for past services rendered, resulting in a charge to related party consultants expense of $750,000 for the year ended June 30, 2000. If Pak Cheung is able to raise $3,000,000 or more in capital for the Company or a 50% or more owned joint venture or subsidiary, Comadex shall receive an option to purchase 1,000,000 shares of the Company's common stock at the closing price on the day the capital is received by the Company.

         On September 9, 1999 a Company director loaned $100,000 to the Company. The loan bears interest at 6% per annum and was due in twelve months. The loan is convertible at the option of the Company director at the rate of $0.35 per share, or into an aggregate of 285,714 shares of the Company's common stock. The loan is guaranteed by another director of the Company. At the date of the loan, the Company's common stock was trading at $0.25 per share; therefore, the loan does not contain a beneficial conversion feature. On October 11, 2000, the loan was converted to 285,714 shares of the Company.

         On April 1, 2000, the Company entered into a contract with a consultant which terminates in April, 2002. Under the terms of the contract the consultant will receive $10,000 per month, 250,000 common shares of the Company under a vesting schedule which coincides with that of the contract, and two options to purchase the Company's common stock for $1 per share. Both options represent 37,500 shares. Both options vested during the quarter ended December 31, 2000. While neither option was issued as at December 31, 2000, they were accrued as an expense at a cost of $31,118. As at December 31, 2000, 10% of the 250,000 shares to be paid to the consultant were considered vested and accrued as an expense at the cost of $24,200.

         The Company's Controller's employment contract was approved by the Company's Board of Directors on October 30, 2000. Pursuant to that contract, the Controller was granted 150,000 shares of Company common stock, for which a charge to compensation expense of $79,650 was recorded, and retroactive bonus of $39,404. Both amounts were accrued at the end of the quarter ended December 31, 2000.

         On September 15, 2000 and December 31, 2000, the Company granted stock options to its legal counsel to purchase 150,000 common shares and 100,000 common shares of the Company at $0.968 and $0.22 per share, respectively, to enable the Company to continue to retain their services even though some of its invoices to the Company for legal services remained unpaid. The option to purchase 150,000 shares will expire on September 14, 2005 and the option to purchase 100,000 shares will expire on December 21, 2010. The two options were valued at $10,660. $4,583 of that amount was expensed by December 31, 2000.

         On October 1, 2000, the Company entered into a one-year agreement with Goodwill Technologies, Ltd. (a British Virgin Islands company which owns approximately 18% of the Company's Edsoft Platforms (Canada), Inc. subsidiary). Goodwill agreed to use its best efforts to oversee, enhance and improve the business and profile of Edsoft Platforms (Canada), Inc. in exchange for 50,000 shares of the Company. The shares were valued at $48,400 and are to be expensed over one year. The charge to operations for the quarter ended December 31, 2000 was $12,100.

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


5.  License Fees

         On June 21, 2000, the Company entered into a license agreement with Netopia, Inc. The agreement grants the Company a fee-bearing, nonexclusive license right to promote and otherwise market Netopia's web site product and services to the Company's customers. The agreement shall continue in perpetuity until terminated by either party. The cost of the agreement of $125,000 is being amortized on a straight-line basis over five years. As at December 31, 2000, the accumulated amortization was $12,500.

6. Equity Line

         a. On October 25, 2000, the Company entered into an investment agreement with Swartz Private Equity, L.L.C. ("Swartz") (the "Investment Agreement"). The Investment Agreement entitles the Company to issue and sell up to $30 million of the Company's common stock to Swartz subject to a formula based on the stock price and trading volume, from time to time over a three year period, following the effective date of a registration statement on Form S-1. The Company's registration statement on Form S-1 was declared effective by the Securities and Exchange Commission during the quarter ended December 31, 2000. The Investment Agreement defines each issuance and sale as a "Put."

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

         As consideration for making its financing commitment to the Company, Swartz was issued a warrant to purchase 1,200,000 shares of the Company's common stock exercisable at $.745 per share until October 25, 2005. The charge to operations for the quarter ended December 31, 2000 for this warrant was $550,080.

7.  Sale of Iconix Assets

         On October 6, 2000, Iconix International, Inc.'s ("Iconix") assets and business were sold for $3,333,000. The Company owns 44% of Iconix and expects to receive a cash distribution of approximately $580,000 from the proceeds over the next 12 months. The Company has received $220,000 of the proceeds of the Iconix sale to date.

8.  Short Term Loan

         The Company continued to raise capital during the quarter ended December 31, 2000 to fund operations in China.

         On December 21, 2000, the Company entered into an amended loan agreement with Orion Capital Incorporated for a one year loan of $1,004,743.93. In connection with the amended loan agreement, the Company issued a promissory note to Orion Capital Incorporated with an interest rate of 10% per annum payable quarterly. The loan will mature on December 31, 2001. In connection with the loan, certain Company officers and directors pledged a total of 1,000,000 d shares of Company common stock and the Company issued two warrants to Orion Capital Incorporated to purchase a total of 670,000 shares of Company common stock with a term of 5 years and an exercise price of $0.30. The warrants were assigned a value by the Company of $106,070 which was recorded as a discount on the loan principal. The discount will be amortized over the life of the warrants (5 years). No amortization was charged to income for the quarter ended December 31, 2000.

         In exchange for its permission to proceed with the Orion Capital Incorporated loan and waiver of its rights of first refusal, the Company issued Swartz Private Equity, L.L.C. a warrant to purchase 46,800 shares of the Company at $0.22 per share with a term of five years. The charge to operations for the quarter ended December 31, 2000 for this warrant was $8,574.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE OVERVIEW
------------------

         The mission of the management of Tengtu International Corporation is to leverage the Company's extraordinary relationship of trust with key ministries (Education and Information Technology) of the People's Republic of China to win dominance of the emerging and converging new fields of interactive classroom instruction, electronic publishing and distance learning in China, by far the world's largest education market.

         While initiatives are already underway in electronic publishing and distance learning, the Company has been concentrating its efforts and limited resources to launch Phase One of its business plan, bringing its interactive classroom software package, the Tengtu Total Solution, to K-12 schools in China in collaboration with Microsoft (China), Ltd.

         In executing Phase One of its plan, the Company has encountered unforeseen difficulties in finding and employing enough skilled trainers for systems administrators and classroom teachers. This has caused a delay in acceptance of the Company's products by its school customers.

         Under the terms of the Company's standard contract, each school signs off on software only when training of its operating personnel is completed. Under United States Generally Accepted Accounting Principles, the Company cannot record sales, even when the product has been billed, shipped, delivered to and installed in the school, until acceptance by the school after the completion of training. However, management believes that in these cases, sales are not lost but delayed or deferred, because the Chinese Ministry of Education has mandated that only the Tengtu Total Solution is available to the K-12 schools in China.

         The Company, with recent direct intervention by the Ministry of Education itself, in whose interest speed is of the essence, is now attempting to clear this frustrating bottleneck. The Company is now organizing conferences throughout China to reach greater numbers of both administrators and teachers at the same time in order to expedite the training process.

         Another difficulty encountered by the Company is Microsoft (China), Ltd.'s China-wide policy of requiring payment in advance for its portions of the Tengtu Total Solution. Management hopes to renegotiate its agreement with Microsoft to waive this condition which is onerous for a young company pressed for working capital.



COMPARISON WITH THE FISCAL QUARTER ENDED SEPTEMBER 30, 2000
-----------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

         For the fiscal quarter ended December 31, 2000, net cash used by operating activities totaled $1,194,952, including net loss of $1,566,746 and depreciation and amortization of $73,605. Noncash interest expense increased by $19,754 due to amortization of discount on a convertible debenture issued to Top Eagle Holdings, Ltd. In addition, a $100,000 shareholder's loan was converted to common shares.

         Noncash compensation expenses on granting of stock options was $10,661 in lieu of cash payment for interest. Noncash paid-in capital on warrants issued in connection with the Company's $30 million equity line of common stock with Swartz Private Equity, L.L.C. amounted to $558,654. Due From Related Party increased by $1,079,453, primarily due to an advance of $1.19 million to the Company's joint venture partner, Beijing Tengtu China Culture and Education Electronics Co., Ltd. ("Tengtu China"), for the "Operation Morning Sun" contract.

         Prepaid Expenses increased by $260,406, primarily due to the Company arranging for shares of its common stock to be issued to consultants over the remaining life of consulting agreements. Accounts Payable, Accrued Expenses and Due to Related Party increased by $52,263, $99,520 and $158,000, respectively, primarily due to deferral of legal and consultants' fees and accrual of interest expenses on related party loans. Due To Related Party loan increased by $119,488, primarily due to proceeds of $219,788 received from the sale of the assets of the Company's former investee, Iconix International, Inc., less the conversion of a shareholder's loan of $100,000 to the Company's common shares. Other Liabilities increased by $493,985, primarily due to compensation payable set up for shares and options for employees and related party consultants. Net cash used by investing activities amounted to $556, primarily due to purchase of office equipment. Net cash provided by financing activities amounted to $1,004,743, primarily due to the receipt of a short-term loan.

Revenues
--------

         Sales decreased by 68.7%, from $1,143,446 for the fiscal quarter ended September 30, 2000, to $359,379 for the fiscal quarter ended December 31, 2000, primarily due to a delay in the installation of the Total Solution units in China and required training.

Gross Profit
------------

         Gross profit decreased by 56.9%, from $107,479 for the fiscal quarter ended September 30, 2000, to $46,291 for the fiscal quarter ended December 31, 2000, primarily due to a delay in the installation of the Total Solution units in China and required training.

General and Administrative Expenses
-----------------------------------

         General and Administrative Expenses increased 205.5%, from $382,472 for the fiscal quarter ended September 30, 2000, to $1,168,338 for the fiscal quarter ended December 31, 2000, primarily due to one time charges such as $558,654 for warrants related to a financing and $119,058 in retroactive employee shares and incentives.

Related Party Consultants
-------------------------

         Related Party Consultants expenses increased by 39.5%, from $180,000 for the fiscal quarter ended September 30, 2000, to $251,114 for the fiscal quarter ended December 31, 2000, primarily due to $71,113 consultants' shares and options granted.

Selling
-------

         Selling expenses increased by 49.4%, from $73,765 for the fiscal quarter ended September 30, 2000, to $110,241 for the fiscal quarter ended December 31, 2000, primarily due to increased promotional activities relating to the "Operation Morning Sun" contract.

Interest Expense
----------------

         Interest Expense increased by 18.5%, from $61,009 for the fiscal quarter ended September 30, 2000, to $72,309 for the fiscal quarter ended December 31, 2000, primarily due to interest payment on outstanding legal fees.

COMPARISON OF THE QUARTERS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 2000
--------------------------------------------------------------------------

Revenues
--------

         Sales increased by 275.4% from $95,724 for the fiscal quarter ended December 31, 1999, to $359,379 for the fiscal quarter ended December 31, 2000, primarily due to the launch of the "Total Solution" in China.

Gross Profit
------------

         Gross profit was $46,291 for the fiscal quarter ended December 31, 2000, compared to a gross loss of $25,301 for the fiscal quarter ended December 31, 2000, primarily due to the launch of the "Total Solution" in China.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses increased by 170.2% from $432,436 for the fiscal quarter ended December 31, 1999, to $1,168,336 for the fiscal quarter ended December 31, 2000, primarily due to one time charges such as $558,654 for warrants issued in connection with a financing and $119,058 for retroactive employee shares and incentives.

Related Party Consultants
-------------------------

         Related party consultants expense increased by 109.3% from $120,000 for the fiscal quarter ended December 31, 1999, to $251,114 for the fiscal quarter ended December 31, 2000, primarily due to $71,113 of consultants' shares and options granted and additional consultants hired.

Selling
-------

         Selling expenses increased by 760.0% from $12,819 for the fiscal quarter ended December 31, 1999, to $110,241 for the fiscal quarter ended December 31, 2000, primarily due to increased promotional activities related to "Operation Morning Sun" project.

Equity Loss in Investee
-----------------------

         An $89,133 equity loss was related to an investee in the fiscal quarter ended December 31, 1999.

Interest Expenses

-----------------

         Interest expense decreased by 93.7%, from $1,153,846 for the fiscal quarter ended December 31, 1999 to $72,309 for the fiscal quarter ended December 31, 2000, primarily due to the one time interest charge of the conversion feature of the $1.5 million debenture issued to Top Eagle Holdings, Ltd. in December 1999.

Business Update
---------------

         "Operation Morning Sun" commenced with cash provided by a loan from Orion Capital Incorporated. While it was originally contemplated that the first phase of Operation Morning Sun would result in 3,000 orders, the Company has already received orders for 4,020 installations of the "Total Solution." While these orders have been received, installation and training have only been completed with respect to a small portion of the orders and therefore, only 200 sales were recorded during the fiscal quarter ended December 31, 2000 because the Company does not recognize sales revenue until installation and training have been completed.

         In February 2001, Tengtu China has entered into an agreement with the Chinese Ministry of Education to undertake the second phase of the "Operation Morning Sun." The parties have set a target of 10,000 to 15,000 installations by December 31, 2001 as part of this second phase. Tengtu is to be paid 20,000 RMB per Total Solution. Tengtu will receive 90% and the National Center for Audio/Visual ("NCAVE") 10% of the revenues attributable to sales of the Tengtu Applications Program. Tengtu will provide the schools with Windows 98 (version
2) at a special reduced price and legal authorization for Office 2000. Any profits on the resale of these products are to be divided between NCAVE and the local Centers for Audio/Visual Education. The Company is currently seeking additional financing for the working capital required by the second phase of "Operation Morning Sun" as Microsoft (China), Ltd. requires payment in full for its components included in the Total Solution prior to delivery to the Company.

         The Company is currently seeking strategic partners from North America to provide content to the education market in China. In January, 2001, the Company entered into an agreement with Centre for Education and Training ("CET"). CET is a part of the Ontario Education Board, which is dedicated to enhance individual self-sufficiency and organization effectiveness through education, training and career resource services.

FINANCIAL INSTRUMENT                             CARRYING VALUE    FAIR VALUE
--------------------                             --------------    ----------

Instruments entered into for trading purposes
NONE

Instruments entered into for
other than trading purposes

         Cash and Cash equivalents
                  United States                  $    73,366       $    73,366
                  Foreign                            444,072           444,072
                                                 -----------       -----------
                           Total                 $   517,438       $   517,438
                                                 ===========       ===========

         Accounts receivable, net
                  United States                  $    75,011       $    75,011
                  Foreign                          1,288,471         1,288,471
                                                 -----------       -----------
                           Total                 $ 1,363,482       $ 1,363,482
                                                 ===========       ===========

         Accounts payable
                  United States                  $ 1,217,571       $ 1,217,571
                  Foreign                          3,994,745       $ 3,994,745
                                                 -----------       -----------
                           Total                 $ 5,212,316       $ 5,212,316
                                                 ===========       ===========

         The financial instruments are short-term and are not subject to significant market risk. Substantially all financial instruments are settled in the local currency of each subsidiary and, therefore, the Company has no substantial exposure to foreign currency exchange risk. Cash is maintained by each subsidiary in its local currency.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Company is not currently a party to any pending legal proceeding, nor does the Company know of any legal proceeding that any governmental authority may be contemplating against the Company.


Item 2.  Changes in Securities and Use of Proceeds.

(a) No constituent instruments defining the rights of the holders of the Company's $.01 par value per share common stock have been materially modified during the fiscal quarter ended December 31, 2000.

(b) No rights evidenced by the Company's $.01 par value per share common stock have been materially limited or qualified by the issuance or modification of any other class of securities during the fiscal quarter ended December 31, 2000.

(c) On December 21, 2000, the Company entered into an Amended Loan Agreement with Orion Capital Incorporated, an Ontario, Canada corporation ("Orion"). Pursuant to the Amended Loan Agreement, the Orion loaned $1,004,743.93 to the Company in exchange for a one year 10% promissory note and warrants to purchase 670,000 shares of the Company's $.01 par value per share common stock. As security for the loan, each of the following officers and directors, and one former director, Hain Nan, pledged 200,000 shares the Company's common stock owned by them pursuant to a December 21, 2000 Security and Pledge Agreement: Pak Kwan Cheung, Jing Lian, Xiaofeng Lin and Zhang Fan Qi.

The Promissory Note
-------------------

         The December 21, 2000 promissory note (the "Note") calls for payment of the principal sum of $1,004,743.93 on December 31, 2001 and payment of 10% interest per annum payable on the last day of each calendar quarter commencing on March 31, 2001. The Note also provides that if the Company incurs any additional indebtedness on or prior to March 31, 2001 and the interest rate payable to the lender exceeds 10%, the interest rate on the Note shall increase to that amount. The Note provides for acceleration of the principal debt in the event of a default, as defined therein, with an additional 5% interest payable on the accelerated amount between the date of the default and the date of payment.

The Warrants
-------------

         In connection with the Note, the Company issued 670,000 warrants to purchase the Company's $.01 par value per share common stock to Orion. The exercise price of the warrants is $.30 per share and the warrants have a five year term. The common stock into which 100,000 of the warrants are exercisable was registered by the Company in its registration statement on Form S-1 dated November 27, 2000. All of the warrants have anti-dilution and cashless exercise provisions.

         The Company entered into the Amended Loan Agreement and issued the Note and Warrants to Orion in reliance upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) and Regulation D. The basis for the exemption is that Orion meets the definition of an "accredited investor" under Rule 502 of Regulation D.

         On January 9, 2001, the Company issued a warrant to Swartz Private Equity, L.C.C. ("Swartz") to purchase 46,800 shares of common stock at $.22 per share. The Company issued the warrants to Swartz in exchange for its permission to proceed with a loan from Orion Capital Incorporated pursuant to the financing restrictions contained in the Investment Agreement between Swartz and the Company, dated October 25, 2000, and pursuant to the right of first refusal contained in that agreement.


(d) The Company is not required to furnish information pursuant to Rule 463 of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

     During the fiscal quarter ended December 31, 2000, there were not any material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to indebtedness of the Company or any of its significant subsidiaries exceeding 5% of the total assets of the Company and its consolidated subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders.

    On November 27, 2000, the Company held its annual shareholders' meeting for which proxies were solicited. The shareholders voted on two proposals. The first proposal was for the election of directors. The following directors were re-elected to serve as directors of Tengtu until the next annual meeting of the stockholders: Pak Kwan Cheung, Jing Lian, Barry Clark, Gordon Campbell Reid, John Donald Watt, Zhang Fan Qi and Michael Nikiforuk. Hai Nan, who served as a director prior to the annual meeting, was not nominated for re-election. There were 9,576,681 votes cast for the election of each of the foregoing directors and 5,200 abstentions for each of the foregoing directors.

         The second proposal was to ratify the Board of Directors' selection of Moore Stephens, P.C. as the Company's independent public accountants for the fiscal year ended June 30, 2001. The second proposal was approved by the shareholders. There were 9,576,681 votes cast for the second proposal, 2,000 votes cast against and 3,000 abstentions.

Item 5.  Other Information.

     The Company has no additional information to report that would be required to be reported on Form 8-K.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Index of Exhibits

         1. Exhibit (3.1) - Articles of Incorporation (filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference);

         2. Exhibit (3.2) - By-Laws (filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference);

         4. Exhibit (10) - Material contracts;

               10.1 - Tengtu International Corp. Investment Agreement with Swartz Private Equity, L.L.C. dated October 25, 2000 (filed as part of our Form 10-Q filed on November 14, 2000 and incorporated herein by reference);

               10.2 - English Translation of Agreement between National Center for Audio Visual Education and Tengtu Culture and Education Electronics Development Co., Ltd. dated September 20, 2000 - referred to as "Operation Morning Sun" (filed as part of our Form 10-Q filed on November 14, 2000 and incorporated herein by reference);

               10.3 - English Translation of Cooperation Agreement among the Chinese National Center for Audio/Visual Education of the Ministry of Education, Tengtu China and Legend Group (filed as part of our Form 10-Q filed on November 14, 2000 and incorporated herein by reference);

               10.4 - English Translation of Qwai Zhou Normal University Attached High School Thousand Mega Campus Network System Agreement with Tengtu China and Qwai Zhou Qin Hwa Yuen Information Technology Development Co., Ltd. dated July 28, 2000 (filed as part of our Form 10-Q filed on November 14, 2000 and incorporated herein by reference);

               10.5 - English Translation of Zhong Yau Normal College Campus Network Contract with Tengtu China dated September 10, 2000 (filed as part of our Form 10-Q filed on November 14, 2000 and incorporated herein by reference);

               10.6 - English Translation of Inner Mongolia 1st High School Campus Network Contract with Tengtu China dated August 25, 2000 (filed as part of our Form 10-Q filed on November 14, 2000 and incorporated herein by reference);

               10.7 - English Translation of Equipment Lease contract between TIC Beijing Digital Pictures Co., Ltd. and Beijing Hwa Yue Advertisement Co., Ltd. dated August 8, 2000 (filed as part of our Form 10-Q filed on November 14, 2000 and incorporated herein by reference);

               10.8 - 1999 Non-Qualified Stock Option Incentive Plan (filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference);

               10.9 - English Translation of Microsoft Cooperation Agreement (filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference);

               10.10 - Consulting Agreement between Tengtu and B.D. Clark and Associates, Ltd. (filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference);

               10.11 - Tengtu United Joint Venture Agreement and the amendment thereto (filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference);

               10.12 - Employment agreement between Tengtu and Jing Lian (filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference);

               10.13 - Consulting agreement between Comadex Industries, Ltd. and Tengtu (filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference);

               10.14 - Top Eagle Holdings, Ltd. Convertible Debenture and Warrant Purchase Agreement (filed as part of our Form 8-K dated December 23, 1999 and incorporated herein by reference);

               10.15 - Top Eagle Holdings, Ltd. Investor Rights Agreement (filed as part of our Form 8-K dated December 23, 1999 and incorporated herein by reference);

               10.16 - Top Eagle Holdings, Ltd. Convertible Debenture (filed as part of our Form 8-K dated December 23, 1999 and incorporated herein by reference);

               10.17 - Top Eagle Holdings, Ltd. Common Stock Warrant (filed as part of our Form 8-K dated December 23, 1999 and incorporated herein by reference);

               10.18 - Independent Contractor Agreement among us, 1334945 Ontario Limited and Gregory Mavroudis dated April 1, 2000 (filed as part of our Form 10-K dated September 28, 2000 and incorporated herein by reference);

               10.19 - Letter of Intent for Cooperation between Guandong Southern Natural Museum Co., Ltd. and TIC Beijing (filed as part of our Form 10-K dated September 28, 2000 and incorporated herein by reference);

               10.20 - License Agreement between us and Netopia, Inc. dated June 21, 2000 (filed as part of our Form 10-K dated September 28, 2000 and incorporated herein by reference);

               10.21 - Amended Loan Agreement between us and Orion Capital Incorporated dated December 21, 2000;

               10.22 - Promissory Note issued to Orion Capital Incorporated dated December 21, 2000;

               10.23 - Please and Security Agreement dated December 21, 2000 between Zhang Fan Qi, Hai Nan, Jing Lian, Xioafeng Lin and Pak Cheung and Orion Capital Incorporated;

               10.24 - Common Stock Warrant for 100,000 shares of common stock issued to Orion Capital Incorporated dated December 21, 2001;

               10.25 - Common Stock Warrant for 570,000 shares of common stock issued to Orion Capital Incorporated dated December 21, 2001.

               10.26 - Common Stock Warrant for 46,800 shares of common stock issued to Swartz Private Equity, L.L.C. dated January 9, 2001.

               10.27 - English translation of February 13, 2001 Cooperation Agreement between National Center for Audio/Visual Education and Tengtu Culture and Education Electronics Development Co., Ltd. On Carrying Out "Operation Morning Sun -- Phase II."

               10.28 - January 17, 2001 Letter of Agreement between Tengtu International Corp. and the Centre for Education and Training.

         5.  Exhibit (11.1) - Not Applicable.

         6.  Exhibit (15) - Not Applicable.

         7.  Exhibit (18) - Not Applicable.

         8.  Exhibit (19) - Not Applicable.

         9.  Exhibit (22) - Not Applicable.

        10.  Exhibit (23) - Not Applicable.

        11.  Exhibit (24) - Not Applicable.

        12. Exhibit (23.1) - Consent of counsel to the use of the opinion annexed at Exhibit (5.1) to our registration statement on Form S-1 dated November 27, 2000 (filed as part of our registration statement on Form S-1 dated November 27, 2000 and incorporated herein by reference).

        13. Exhibit (27.1) - Financial Data Schedules.

(b) No reports on Form 8-K have been filed for the fiscal quarter ended December 31, 2000.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                TENGTU INTERNATIONAL CORP.
                                                --------------------------------
                                  (Registrant)

Date: February 20, 2001                         Pak Kwan Cheung
      -----------------                         --------------------------------
                                     (Name)

                                                 /s/
                                                --------------------------------
                                   (Signature)

                                                Chairman and
                                                Chief Executive Officer
                                                --------------------------------
                                     (Title)