Form 10-Q
period 2001-03-31
TENGTU INTERNATIONAL CORP
filed 2001-05-15
CIK 847597

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 24,813,824 shares outstanding as of May 9, 2001.

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


                   Tengtu International Corp. and Subsidiaries
                           Consolidated Balance Sheets

                                                                      (UNAUDITED)
                                                          As at         As At
                                                      June 30, 2000  Mar 31, 2001
                                                      -------------  ------------
                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                          $  919,091       327,856
     Accounts receivable, net of allowance for
           doubtful accounts of $200,997                    36,009        25,251
     Due from related party                                170,123     2,603,908
     Prepaid expenses                                        3,715       264,965
     Inventories                                            18,071             0
     Other receivables                                       5,588        80,732
                                                        ----------    ----------
                     Total Current Assets                1,152,597     3,302,712
                                                        ----------    ----------

PROPERTY AND EQUIPMENT, net                                967,840       771,141
                                                        ----------    ----------
OTHER ASSETS
     Notes receivable                                       71,940        71,940
     Advance to director                                    60,011        82,511
     License fees                                          125,000       106,250
   Other assets                                             30,454        10,325
                                                        ----------    ----------
                                                           287,405       271,026
                                                        ----------    ----------

TOTAL ASSETS                                            $2,407,842     4,344,879
                                                        ==========    ==========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                   $1,690,658     1,857,002
     Accrued expenses                                      419,160       635,739
     Loan Payable, net of discount                               0       994,983
     Convertible promissory note                                 0     1,000,000
     Related party loan payable                            100,000       219,488
     Due to related party consultants                    1,415,026     1,795,026
     Other liabilities                                     414,197       991,784
                                                        ----------    ----------
                     Total Current Liabilities           4,039,041     7,494,022
                                                        ----------    ----------
OTHER LIABILITIES
     Related party loans payable                        255,490         255,490
     Convertible debenture, net of discount           1,194,334       1,253,529
                                                   ------------    ------------
                                                      1,449,824       1,509,019
                                                   ------------    ------------

STOCKHOLDERS' DEFICIT
     Preferred stock, par value $.01 per share;
    authorized 10,000,000 shares;
    issued -0- shares
     Common stock, par value $.01 per share;
   authorized 100,000,000 shares;
   issued 24,259,657 shares                             238,907         242,597
     Additional paid in capital                      11,871,444      12,690,619
     Accumulated deficit                            (15,184,374)    (17,587,731)
     Accumulated Other Comprehensive
         Income (Loss):
     Cumulative translation adjustment                   (6,216)         (2,863)
                                                   ------------    ------------
                                                     (3,080,239)     (4,657,378)
     Less: Treasury stock, at cost,
         78,420 common shares                              (784)           (784)
                                                   ------------    ------------
           Total Stockholders' Deficit               (3,081,023)     (4,658,162)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                              $  2,407,842       4,344,879
                                                   ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.



                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                    For The Qtr       For the Qtr   Year-To-Date      Year-To-Date
                                   Ended 03/31/01    Ended 3/31/00 7/1/00-3/31/01    7/1/99-3/31/00
                                   --------------    ------------  -------------      -----------

SALES                               $  1,450,879          24,498       2,953,704         187,723
COST OF SALES                            632,131         139,908       1,981,186         335,228
                                    ------------------------------------------------------------
GROSS INCOME                             818,748        (115,410)        972,518        (147,505)
                                    ------------------------------------------------------------

OPERATING EXPENSES
  General and administrative             363,184         546,266       1,913,994       1,310,018
  Related party consultants              317,572         150,000         748,686         410,000
  Selling                                267,957          11,822         451,963          41,468
  Depreciation and amortization           13,531           4,588          40,560          12,033
                                    ------------------------------------------------------------
                                         962,244         712,676       3,155,203       1,773,519
                                    ------------------------------------------------------------
OTHER INCOME (EXPENSE)
  Equity earnings in investee                  0               0               0         (84,640)
  Interest income                          1,332          11,778           9,258          12,385
   Interest expense                      (96,612)        (21,765)       (229,930)     (1,175,611)
                                    ------------------------------------------------------------
                                         (95,280)         (9,987)       (220,672)     (1,247,866)
                                    ------------------------------------------------------------
NET LOSS                                (238,776)       (838,073)     (2,403,357)     (3,168,890)
                                    ============================================================
NET LOSS PER COMMON SHARE
     (Basic and Diluted)                 $  (.01)           (.04)           (.10)           (.16)


WEIGHTED AVERAGE NUMBER OF SHARES     24,164,972      19,545,922      24,072,849      19,812,516

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (UNAUDITED)
                                                   Year-To-Date    Year-To-Date
                                                  7/1/00-3/31/01 7/1/99-03/31/00
                                                  -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                             $(2,403,357)    (3,168,890)
Adjustments to reconcile net loss to
 net cash used by operating activities
   Depreciation and amortization                         217,515        172,826
   Loss on Investment at equity                                0         80,147
     Noncash loan conversion to shares                   100,000              0
   Noncash compensation expense on
     shares issued for services                           41,668        372,563
   Noncash compensation expense on
     granting of stock options                            10,661         53,625
   Noncash paid-in capital-warrants                      564,466              0
   Noncash paid-in capital -
     convertible debenture                                     0      1,153,846
   Noncash interest expense -
     convertible debenture                                59,119              0
   Changes in operating assets
   and liabilities
     Decrease(Increase)
     on operating assets:
       Accounts receivable                                10,758         28,008
       Due from related party                         (2,433,785)        26,734
       Prepaid Expenses                                 (261,250)        (6,199)
       Inventories                                        18,071         16,815
       Other receivables-current                         (60,686)         8,677
       Advance to director                               (22,500)        (7,500)
       Other assets                                       20,129         47,500
     Increase (Decrease) on operating liabilities:
         Accounts Payable                                166,344        154,815
       Accrued expenses                                  216,579              0
       Due to related party                              119,488              0
       Due to related party consultants                  380,000        427,591
       Other liabilities                                 577,587           (156)
                                                     -----------    ------------
   Net Cash Used by Operating Activities              (2,679,193)      (658,752)
                                                     -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Property and equipment                       (2,066)         1,367
                                                     -----------    ------------
     Net Cash Used by Investing Activities                (2,066)         1,367
                                                     -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from loans                                   2,086,671      1,883,220
                                                     -----------    ------------
  Net Cash Provided by Financing Activities            2,086,671      1,883,220
                                                     -----------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    3,353        (30,284)
                                                     -----------    ------------
INCREASE(DECREASE) IN CASH
  AND CASH EQUIVALENTS                                  (591,235)     1,195,551

CASH AND CASH EQUIVALENTS,
beginning of quarter                                     919,091        115,552
                                                     -----------    ------------
CASH AND CASH EQUIVALENTS, end of quarter            $   327,856      1,311,103
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTES

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. The financial information in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended June 30, 2000. The June 30, 2000 information has been derived directly from the annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring.


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

2.  Long-Term Debt

         On December 23, 1999, the Company received cash in the amount of $1,500,000 in exchange for a four year Floating Convertible Debenture ("Debenture") convertible into shares of Tengtu's $.01 par value common stock ("Common Stock") and a separate Common Stock Warrant ("Warrant") for the purchase of 1,500,000 shares of Common Stock. The purchaser of the Debenture and Warrant is Top Eagle Holdings Limited, a British Virgin Islands company ("Top Eagle"). The Debenture is due December 15, 2003 and provides for accrual of interest beginning December 15, 2000 at a rate equal to the best lending rate of The Hong Kong and Shanghai Banking Corporation plus two percent (approximately 9% as at March 31, 2001). The Debenture is convertible into the Company's Common Stock at a conversion price of $.50 during the first year, $1.00 during the second year, $2.00 during the third year and $4.00 on any date thereafter. The unpaid balance of principal and interest outstanding at maturity, if any, may be converted by the holder into the Company's Common Stock at the then existing market price minus twenty percent.

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

3.  Related Party Transactions

         Due to the downsizing of the staff of the joint venture (Tengtu United), the operations of the joint venture during the quarter ended March 31, 2001 were carried out by the minority interest holder. At March 31, 2001, the joint venture had a receivable balance of $2,603,908. At June 30, 2000, the joint venture had a receivable balance from the minority interest holder of $170,123. The Company advanced $22,500 to one of the officers during the first nine months of the fiscal year.

         During the nine months ended March 31, 2001, the Company incurred consulting and related expenses of approximately $748,686 from officers and directors of the Company or its subsidiaries or companies controlled by these officers and directors. Only $151,668 in payments have been made for the quarter.

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

         On April 1, 2000, the Company entered into a contract with a consultant which terminates in April, 2002. Under the terms of the contract the consultant will receive $10,000 per month, 250,000 common shares of the Company under a vesting schedule which coincides with that of the contract, and two options to purchase the Company's common stock for $1 per share. Both options represent 37,500 shares. Both options vested during the quarter ended December 31, 2000. While neither option was issued as at March 31, 2001, they were accrued as an expense at a cost of $31,118. As at March 31, 2001, 10% of the 250,000 shares to be paid to the consultant were considered vested and accrued as an expense at the cost of $24,200.

         The Company's Controller's employment contract was approved by the Company's Board of Directors on October 30, 2000. Pursuant to that contract, the Controller was granted 150,000 shares of Company common stock for which a charge to compensation expense of $79,650 and a retroactive bonus of $39,404 were accrued at the quarter ended December 31, 2000 and remain unpaid as at March 31, 2001.

         On September 15, 2000 and December 31, 2000, the Company granted stock options to its legal counsel to purchase 150,000 common shares and 100,000 common shares of the Company at $0.968 and $0.22 per share, respectively, to enable the Company to continue to retain the counsel's services even though some of its invoices to the Company for legal services remained unpaid. The option to purchase 150,000 shares will expire on September 14, 2005 and the option to purchase 100,000 shares will expire on December 21, 2010. The two options were valued at $10,660. $6,078 and $10,661 of that amount was expensed for the quarter and nine months ended March 31, 2001, respectively.

         On October 1, 2000, the Company entered into a one-year agreement with Goodwill Technologies, Ltd. (a British Virgin Islands company which owns approximately 18% of the Company's Edsoft Platforms (Canada), Inc. subsidiary). Goodwill agreed to use its best efforts to oversee, enhance and improve the business and profile of Edsoft Platforms (Canada), Inc. in exchange for 50,000 shares of the Company. The shares were valued at $48,400 and are to be expensed over one year. The charge to operations for the quarter and nine months ended March 31, 2001 was $12,100 and $24,200, respectively.

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

5.  License Fees

         On June 21, 2000, the Company entered into a license agreement with Netopia, Inc. The agreement grants the Company a fee-bearing, nonexclusive license right to promote and otherwise market Netopia's web site product and services to the Company's customers. The agreement shall continue in perpetuity until terminated by either party. The cost of the agreement of $125,000 is being amortized on a straight-line basis over five years. Amortization for the quarter and nine months ended March 31, 2001 was $6,250 and $18,750, respectively.

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

The "market price" is the lowest bid price during the 20 day period preceding a Put.

         Each time the Company sells shares of its common stock to Swartz, it will also issue five year warrants to Swartz to purchase its common stock in an amount corresponding to 10% of the number of shares in the Put. Each warrant will be exercisable at 110% of the market price for the applicable Put.

         As consideration for making its financing commitment to the Company, Swartz was issued a warrant to purchase 1,200,000 shares of the Company's common stock exercisable at $.745 per share until October 25, 2005. The charge to operations for the quarter and nine months ended March 31, 2001 was $0 and $550,080, respectively.

7.  Sale of Iconix Assets

         On October 6, 2000, Iconix International, Inc.'s ("Iconix") assets and business were sold for $3,333,000. The Company owns 44% of Iconix and expects to receive a cash distribution of approximately $580,000 from the proceeds after the date of sale. The Company has received $219,488 of the proceeds of the Iconix sale to date.

8.  Short Term Loans

         The Company continued to raise capital during the quarter ended March 31, 2001 to fund operations in China.

         On December 21, 2000, the Company entered into an amended loan agreement with Orion Capital Incorporated for a one year loan of $1,004,743.93. In connection with the amended loan agreement, the Company issued a promissory note to Orion Capital Incorporated with an interest rate of 10% per annum payable quarterly. The loan will mature on December 31, 2001. In connection with the loan, certain Company officers and directors pledged a total of 1,000,000 shares of Company common stock and the Company issued two warrants to Orion Capital Incorporated to purchase a total of 670,000 shares of Company common stock with a term of 5 years and an exercise price of $0.30. The warrants were assigned a value by the Company of $106,070, which was recorded as a discount on the loan principal. The discount will be amortized over the life of the warrants (5 years). Amortization charged to income for the quarter and nine months ended March 31, 2001 was $5,304 and $5,304, respectively.

         In exchange for its permission to proceed with the Orion Capital Incorporated loan and waiver of its rights of first refusal, the Company issued Swartz Private Equity, L.L.C. a warrant to purchase 46,800 shares of the Company at $0.22 per share with a term of five years. The charge to operations for the quarter and nine months ended March 31, 2001 was $8,574 and $8,574, respectively.

         On March 2, 2001, the Company entered into an additional loan agreement with Orion Capital Incorporated for a 10% convertible promissory note of $1,000,000 maturing on June 2, 2002. Interest is to be paid quarterly. The holder of the note is entitled, at its option, to convert the principal and any unpaid interest at any time before the maturity date at a conversion price for each share of common stock equal to US$.030. In addition, if at the end of the term of the loan, or on a date prior to the end of the term of the loan on which the Company prepays the entire outstanding principal and interest amounts, Orion Capital Incorporated has not converted any of the loan into common stock, in consideration of Creditor's funding of the loan, the Company shall issue to Orion Capital Incorporated a warrant to purchase 667,000 shares of common stock. The exercise price shall be $0.30 per share and it shall be exercisable for a period of five years from the date of issuance. Orion Capital Incorporated's conversion of any portion of the Note shall result in a forfeiture of the right to receive the warrant.

         On November 17, 2000, the Company entered into a loan agreement with Wellkent International Holdings (Bahamas) Co. Ltd. for a RMB800,000 (US$96,385) loan with 10 interest per annum payable quarterly. The term of the loan is from the date of receipt of the loan proceeds until December 31, 2001. As at March 31, 2001, the Company has received RMB680,000 (US$81,928) loan proceeds. In consideration of the funding of the loan, the Company will issue warrants with a term of five years to purchase 17,300 common stock at the exercise price of US$0.56. The warrants were assigned a value by the Company of $5,812, which was recorded as a discount on the loan principal. The discount will be amortized over the life of the related debt. Discount amortization charged to income for the quarter and nine months ended March 31, 2001 was $433 and $433, respectively.

CORPORATE OVERVIEW

         The mission of the management of Tengtu International Corporation is to leverage the Company's relationship of trust with key ministries of the People's Republic of China to win dominance of the emerging and converging field of interactive classroom instruction, electronic publishing distance learning and the creation of a central content service for the K-12 schools in China, by far the world's largest pre-college education market.

         While initiatives are already underway in electronic publishing and distance learning, the Company has initially been concentrating its efforts and limited resources to implement Phase One of Operation Morning Sun, bringing it interactive classroom software package, the Tengtu Total Solution, to K-12 schools in China in collaboration with Microsoft (China), Ltd.

         In the initial implementation of Phase One of Operation Morning Sun, the Company encountered unforeseen difficulties in finding and employing enough skilled trainers for systems administrators and classroom teachers. This caused a delay in acceptance of the Total Solution by its school customers. The Company believes it has solved this problem and began installing its Total Solution platform under Operation Morning Sun in the quarter ended March 31, 2001, and hopes to complete installation of 4,000 Total Solutions in completion of Phase I of Operation Morning Sun by June 30, 2001.

         Under the terms of the Company's standard contract, each school signs off on software only when training of its operating personnel is completed. Under United States Generally Accepted Accounting Principles, the Company cannot record sales, even when the product has been billed, shipped, delivered to and installed in the school, until acceptance by the school, which is normally after the completion of training. However, management believes that in these cases, sales are not lost but delayed or deferred, because at this time the Chinese Ministry of Education has mandated that the Tengtu Total Solution is the only acceptable platform for the K- 12 schools in China.

         To facilitate the rapid installation of Total Solution in Phase I of Operation Morning Sun, projected to be completed by June 30, 2001, and Phase II of Operation Morning Sun, for another 10,000 to 15,000 Total Solutions by June 30, 2002, the Company decided during the quarter ended March 31, 2001 to fund and establish eight provincial branch offices to provide the necessary technical and training support. Each branch office has startup costs of approximately $40,000, plus a monthly operating budget of $10,000 to $12,000. By December 31, 2001, the Company intends to have a total of 20 branch offices, which should further increase the rate of installation of the Total Solution as well as facilitate the sale of other Company products and services.

         Another difficulty encountered by the Company is Microsoft (China), Ltd.'s China-wide policy of requiring payment in advance for its portions of the Tengtu Total Solution. Management hopes to renegotiate its agreement with Microsoft to waive this condition which is onerous for a young company pressed for working capital. In addition, since the Microsoft components now comprise a smaller percentage of the Total Solution, the Company intends to renegotiate the price it pays for these components.

         Based on its Total Solution and the implementation of Phase I of Operation Morning Sun, Tengtu was recently awarded the contract with the NCAVE to create and implement a National Data Resource Center ("NDRC") to provide content to the computerized classroom in China as an Applications Service Provider. This will be the largest product of its kind and the goal of the PRC is to have all 700,000 to 800,000 K-12 schools linked to the NDRC and each other within the next 5 years. The NDRC will charge an annual base fee to each school plus additional fees for special/additional programs which are not part of the annual base fee. The Company will be required to invest US$10 Million in this project within the next year.

Liquidity and Capital Resources
-------------------------------

         For the nine months ended March 31, 2001, net cash used by operating activities totaled $2,679,193 including net loss of $2,403,357 and depreciation and amortization of $217,515. A $100,000 shareholder's loan was converted to common shares. Noncash compensation on shares issued for services rendered by a consultant amounted to $41,668. Noncash compensation expense on granting of stock options was $10,661 in lieu of cash payment for interest due to a creditor. Noncash paid-in capital on warrants amounted to $564,466 primarily related to a $30 million equity line and an 800,000 RMB ($96,386) short term loan. Noncash interest expense amounted to $59,119 due to amortization of discount on convertible debenture. Due from related party increased by $2,433,785 was primarily due to advances of $2.12 million to Tengtu China plus the difference between sales and expenses reallocated from Tengtu China related to the "Operation Morning Sun" project in China. Accounts receivable decreased by $10,758 due to collection of overdue receivables. Prepaid expenses increased by $261,250 primarily due to prepaid compensation set up for consultants' shares to be issued over the life of the consulting agreements. Other receivables and advance to director increased by $60,686 and $22,500 primarily due to temporary advances to employees and director.

         Accounts payable, accrued expenses and due to related party consultants increased by $166,344, $216,579 and $380,000 respectively primarily due to deferral of legal and consultants fees and accrual of interest expenses on loans. Due to related party loan increased by $119,488 primarily due to proceeds of $219,788 received from the sale of an investee's assets less the conversion of a shareholder's loan of $100,000 to common shares. Other liabilities increased by $577,587 primarily due to compensation payable set up for shares and options for employees and related party consultants.

         Net cash used by investing activities amounted to $2,066 primarily due to overhaul and purchase of equipment.

         Net cash provided by financing activities amounted to $2,086,671 primarily due to short- term loan proceeds from a convertible promissory note of $1 million and short term loans of $1.09 million.

COMPARISON WITH THE NINE MONTHS ENDED MARCH 31, 2000
----------------------------------------------------

Revenues
--------

         Sales increased by 1,473.4% from $187,723 for the nine months ended March 31, 2000 to $2,953,704 for the nine months ended March 31, 2001 primarily due to the commencement of installations and training of "Total Solution" in China on a full scale basis with the funding for the "Operation Morning Sun" project.

Gross Profit
------------

         The gross loss was $147,505 for the nine months ended March 31, 2000 versus a gross profit of $972,518 for the nine months ended March 31, 2001 primarily due to the commencement of installations and training of "Total Solution" in China on a full scale basis with the funding for the "Operation Morning Sun" project.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses increased by 46.1% from $1,310,018 for the nine months ended March 31, 2000 to $1,913,994 for the nine months ended March 31, 2001 primarily due to one time charges, such as $558,654 warrants related to a financing, and $119,058 retroactive employee shares and incentives.

Related Party Consultants
-------------------------

         Related party consultants expense increased by 82.6% from $410,000 for the nine months ended March 31, 2000 to $748,686 for the nine months ended March 31, 2001, primarily due to financing fees paid to a consultant and a newly retained consultant.

Selling
-------

         Selling expenses increased by 989.9% from $41,468 for the nine months ended March 31, 2000 to $451,963 for the nine months ended March 31, 2001 primarily due to the establishment of provincial support offices related to the implementation of the Operation Morning Sun project and to facilitate sales of other Company products after the schools have installed the Total Solution platform.

Equity Loss in Investee
-----------------------

         $84,640 equity loss of the nine months ended March 31, 2000 was related to the loss of an investee.

Interest Expense
----------------

         Interest expense decreased by 80.4% from $1,175,611 for the nine months ended March 31, 2000 to $229,930 for the nine months ended March 31, 2001, primarily due to the one-time interest charge of the conversion feature of the $1.5 million convertible debenture issued in December 1999.

COMPARISON OF THE QUARTERS ENDED MARCH 31, 2000 AND MARCH 31, 2001
------------------------------------------------------------------

Revenues
--------

         Sales increased by 5,822% from $24,498 for the quarter ended March 31, 2000 to $1,450,879 for the quarter ended March 31, 2001 due to the commencement of installations of "Total Solution" in China pursuant to Phase I of Operation Morning Sun.

Gross Profit
------------

         The gross loss of $115,410 for the quarter ended March 31, 2000 versus a gross profit of $818,748 for the quarter ended March 31, 2001 was primarily due to the commencement of installations of "Total Solution" in China pursuant to "Operation Morning Sun."

General and Administrative Expenses
-----------------------------------

         General and administrative expenses decreased by 33.5% from $546,266 for the quarter ended March 31, 2000 to $363,184 for the quarter ended March 31, 2001, primarily due to one-time start-up costs of Edsoft incurred in the quarter ended March 31, 2000.

Related Party Consultants
-------------------------

         Related party consultants expenses increased by 111.7% from $150,000 for the quarter ended March 31, 2000 to $317,572 for the quarter ended March 31, 2001 primarily due to the retention of an additional consultant.

Selling
-------

         Selling expenses increased by 2,166.6% from $11,822 for the quarter ended March 31, 2000 to $267,957 for the quarter ended March 31, 2001 primarily due to the establishment of provincial technical support offices to support further sales of the Total Solution for "Operation Morning Sun" and the Company's follow-up products.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization expenses increased by 194.9% from $4,588 for the quarter ended March 31, 2000 to $13,531 for the quarter ended March 31, 2001 primarily due to the purchase of additional equipment at Edsoft.

Interest Income and Interest Expense
------------------------------------

         Interest income decreased by 88.7% form $11,778 for the quarter ended March 31, 2000 to $1,332 for the quarter ended March 31, 2001 primarily due to the reduction of cash from $1,311,103 to $327,856.

         Interest expense increased by 343.9% from $21,765 for the quarter ended March 31, 2000 to $96,612 for the quarter ended March 31, 2001 primarily due to additional loans.


Business Update
---------------

         In the quarter ended March 31, 2001, the Company installed approximately 750 Total Solutions. To increase the rate of installations, to facilitate more sales of the Total Solution platform, and to support other Company products to be utilized on the Total Solution platform, the Company established technical support offices in eight provinces and intends to have a total of 20 provincial technical support offices by December 31, 2001. The average cost to establish a provincial technical support office is approximately 320,000 RMB. The average monthly cost to operate each provincial technical support office is approximately 80,000 RMB. The Company anticipates that the balance of approximately 3,200 Total Solutions required by Phase I of Operation Morning Sun will be installed with the requisite school administrator and teacher training by June 30, 2001.

         In February 2001, Tengtu China entered into an agreement with the Chinese Ministry of Education to undertake the second phase of the "Operation Morning Sun." The parties have set a revised target of 10,000 to 15,000 installations by June 30, 2002 as part of this second phase. Tengtu is to be paid approximately 15,500 RMB per Total Solution. Tengtu will receive 90% and the National Center for Audio/Visual ("NCAVE") 10% of the revenues attributable to sales of the Tengtu applications programs. Tengtu will provide the schools with Windows 98 (version 2) at a special reduced price and authorization to use Office 2000. Any profits on the resale of these products are to be divided between NCAVE and the local/provincial offices for the NCAVE.

         The Company recently obtained additional financing for the working capital required to complete the second phase of "Operation Morning Sun" as Microsoft (China) Ltd. still requires payment in full for its components included in the Total Solution prior to delivery to the Company.

         On April 9, 2001, Tengtu China and Tengtu Tian Di Network Co., Ltd., entered into an agreement with the Chinese Ministry of Education for the establishment of the Morning Sun Resources Center Under the National Center for Audio/Visual Education of the Ministry of Education (the "NDRC") to establish the NDRC Web portal as an Applications Service Provider ("ASP") for the distribution of distance learning, educational information and e-business products to the individual schools for an annual base fee of 5,000 RMB.
There will be additional charges for special programs and additional services, if requested by the subscribing school. Non-subscribers will be charged a usage fee for each instance it uses any of the materials distributed by or through the NDRC. For those schools that already have the Total Solution, the Company will furnish one free upgrade if it becomes a subscriber to the NDRC. The upgrade will be completed by the end of May 2001. For those schools which have not yet purchased the Total Solution as part of Phases I and II of Operation Morning Sun, the Company will provide the required satellite equipment free of charge if they sign-up and pay for the first year's annual base subscription fee to permit usage of the NDRC distributed materials and products. The Company believes that this will set the stage for these schools to become purchasers of the Total Solution and other Company products to be used on that platform. For schools in disadvantaged regions who cannot afford any computer networking equipment (e.g., it has only a television or one computer), the Company will donate the satellite reception equipment and sell them 100 CD Rom titles at a reduced cost. The Company's long range goal is to build up the necessary relationship so that eventually many of these schools will become purchasers of the Total Solution and subscribers to the NDRC. The Company will initially be required to invest 80,000,000 RMB, and furnish the required hardware and certain software. The Ministry of Education is to obtain the required licenses for the Web portal and satellite broadcasting and other necessary coordination and facilitation services. Upon attaining profitability this project will be set up as an independent entity, with the joint venture, in which the Company has a 57% interest, to receive 70% of the profits and the National Center for Audio/Visual Education to receive 30% of the profits.

         The Company is currently seeking strategic partners from North America to provide content to the NDRC Web portal. In January, 2001, the Company entered into an agreement with the Centre for Education and Training ("CET"). CET is a part of the Ontario Education Board, which is dedicated to enhance individual self-sufficiency and organization effectiveness through education, training and career resource services. On April 2, 2001, the Company entered into a Letter of Intent with the American Education Corporation ("AEC") to supply it with untranslated content for its Web portals in China, Hong Kong, Taiwan and Canada. The Company will be responsible for all content localization costs. The Company anticipates completion of the construction of the Web portal for the NDRC by the summer of 2001.


FINANCIAL INSTRUMENT                           CARRYING VALUE       FAIR VALUE
--------------------                           ---------------      ----------

Instruments entered into for trading purposes

NONE

Instruments entered into for
other than trading purposes

Cash and Cash equivalents
          United States                            $    8,672         $    8,672
          Foreign                                     319,184            319,184
                                                   ----------         ----------
                    Total                          $  327,856         $  327,856

Accounts receivable, net
          United States                            $   82,511         $   82,511
          Foreign                                   2,781,831          2,781,831
                                                   ----------         ----------
                    Total                          $2,864,342         $2,864,342
                                                   ==========         ==========

Accounts payable
          United States                            $1,317,578         $1,317,578
          Foreign                                   3,961,973          3,961,973
                                                   ----------         ----------
                    Total                          $5,279,551         $5,279,551
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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         The Company is not currently a party to any pending legal proceeding, nor does not Company know of any legal proceeding that any governmental authority may be contemplating against the Company.

Item 2.  Changes in Securities and Use of Proceeds

(a) No constituent instruments defining the rights of the holders of the Company's $.01 par value per share common stock have been materially modified during the fiscal quarter ended March 31, 2001.

(b) No rights evidenced by the Company's $.01 par value per share common stock have been materially limited or qualified by the issuance or modification of any other class of securities during the fiscal quarter ended March 31, 2001.

The Loan Agreement
------------------

         On March 2, 2001, the Company entered into a loan agreement with Orion Capital Incorporated, an Ontario, Canada corporation ("Orion"). Pursuant to that loan agreement, Orion loaned $1,000,000 to the Company in exchange for a 15 month, 10% promissory note and warrants to purchase 667,000 shares of the Company's $.01 par value per share common stock. The note is convertible into common stock at the rate of $.30 per share, or an aggregate of 3,333,333 shares.

The Convertible Promissory Note
--------------------------------

         The March 2, 2001 Convertible Promissory Note (the "Convertible Note") calls for payment of the principal sum of $1,000,000 on June 2, 2002 and the payment of 10% interest per annum, payable on the last day of each calendar quarter, commencing on March 31, 2001. The Convertible Note also provides that if the Company incurs any additional indebtedness on or prior to June 2, 2002, and the interest rate payable to the lender exceeds 10%, the interest rate on the Convertible Note shall increase to that amount. The Convertible Note provides for acceleration of the principal debt in the event of a default, as defined therein, with an additional 5% interest payable on the accelerated amount between the date of default and the date of payment.

The Warrants
------------

         In connection with the Convertible Note, the Company issued warrants to purchase 667,000 shares of the Company's $.01 par value per share common stock to Orion. The exercise price of the warrants is $.30 per share and the warrants have a five year term. If the Convertible Promissory Note is converted into common stock, these warrants are cancelled.


Item 3.  Defaults Upon Senior Securities.

         During the fiscal quarter ended March 31, 2001, there were not any material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to indebtedness of the Company or any of its significant subsidiaries exceeding 5% of the total assets of the Company and its consolidated subsidiaries. The Company did not pay the interest payment due to Top Eagle on March 15, 2001. However, Top Eagle has extended the time for the Company to make that interest payment until May 31, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders

           None.

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

               10.21 - Amended Loan Agreement between us and Orion Capital Incorporated dated December 21, 2000;

               10.22 - Promissory Note issued to Orion Capital Incorporated dated December 21, 2000;

               10.23 - Pledge and Security Agreement dated December 21, 2000 between Zhang Fan Qi, Hai Nan, Jing Lian, Xioafeng Lin and Pak Cheung and Orion Capital Incorporated;

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

               10.28 - January 17, 2001 Letter of Agreement between Tengtu International Corp. and the Centre for Education and Training.

               10.29 - Loan Agreement between the Company and Orion Capital Incorporated dated March 2, 2001;

               10.30 - Convertible Promissory Note issued to Orion Capital Incorporated dated March 2, 2001;

               10.31 - Form of Common Stock Purchase Warrant for 667,000 shares of common stock issued to Orion Capital Incorporated dated March 2, 2001;

               10.32 - Schedule of Exceptions

               10.33 - Registration Rights Agreement granted to Orion Capital Incorporated dated March 2, 2001.

               10.34 - English translations of April 9, 2001 Cooperation Agreement on Establishment of "Morning Sun Resources Center under National Center for Audio/Visual Education of Ministry of Education" and supplemental memorandum between Tengtu China and the Company.

               10.35 - English translation of Extension to Operation Morning
               Sun.

               10.36 - Letter of Intent dated April 2, 2001 between American Education Corporation("AEC") and the Company for the provision of content by AEC to be translated and used in the Company's Web portals.

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

(b) No reports on Form 8-K have been filed for the fiscal quarter ended March 31, 2001.


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

Date: May 15, 2001                         Pak Kwan Cheung
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