Form 10-K
period 2001-06-30
TENGTU INTERNATIONAL CORP
filed 2001-09-28
CIK 847597

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2001.

                    OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______________ to _________________

Commission file Number 000-29957



                           TENGTU INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)

Delaware                                                   77-0407366
--------------------------------------------------------------------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification Number)

                                206-5050 Kingsway
                    Burnaby, British Columbia, Canada V5H 4H2
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


Registrant's Telephone Number, Including Area Code       (604) 438-9827
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

         Not applicable.

Securities registered pursuant to Section 12(g) of the Act:

                      $.01 par value per share common stock
              -----------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No
    ------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting and non-voting common equity held by non- affiliates of the registrant - as of June 30, 2001 - $33,121,066.

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes         No
    ------     ------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 45,089,673 shares outstanding as of September 27, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder, the following documents if incorporated by reference and the Part of the Form 10- K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None of the above documents is incorporated by reference.

                                     PART I


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements in this report which are not historical facts or information are forward-looking statements, including, but not limited to, the information set forth in the Management's Discussion and Analysis section below. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievement of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the United States, China and Canada; the ability of the Company to implement its business strategy; the Company's access to financing; the Company's ability to successfully identify new business opportunities; the Company's ability to attract and retain key executives; the Company's ability to achieve anticipated cost savings and profitability targets; changes in the industry; competition; the effect of regulatory and legal restrictions imposed by foreign governments; the effect of regulatory and legal proceedings and other factors discussed the Company's Form 10 and 10-Q filings. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievements of the Company. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

ITEM 1.  BUSINESS
-------  --------

         The business of Tengtu International Corp. (the "Company") is carried out through Tengtu United Electronics Development, Co. Ltd. ("Tengtu United") a 57% owned joint venture company, and three subsidiaries, TIC Beijing Electronics Co., Ltd. ("TIC Beijing") (wholly owned), Edsoft Platforms (Canada) Ltd. ("Edsoft Canada") (60.2% owned) and Edsoft Platforms (H.K.) Ltd. ("Edsoft H.K.") (wholly owned by Edsoft Canada and therefore, 60.2% owned by the Company). These companies engage in the following lines of business in China:

         - development and marketing of e-educational system software; - systems integration; - sourcing and distribution of e-education course content; and
         - participation in the development of a central educational portal and repository.

         On October 6, 2000, the assets of Iconix International, Inc. ("Iconix") (32% owned by the Company) were sold for $5,000,000 (Canadian). The Company is to receive a cash distribution of approximately $580,000 from the proceeds of the sale of the assets; to date the Company has received $219,488 of these proceeds. Collection of the balance is doubtful due to financial difficulties experienced by the purchaser of the assets.

TENGTU UNITED
-------------

         Tengtu United is a Chinese joint venture based company in Beijing, China, and is 57% owned by the Company. The remaining 43% is owned by Beijing Tengtu Culture & Education Development Co., Ltd. ("Tengtu China"), the Company's joint venture partner which is owned by the following four Chinese companies:
Legend Computer Group ("Legend Group"), Taiji Computer Corporation, Great Wall Computer Group and Beijing Oriental Lian Fa Technology & Trade Group, Co. Ltd. ("Lian Fa"). Zhang Fan Qi, one of the Company's Directors, is the Chairman of Lian Fa. The other three companies are controlled by either the Chinese Academy of Science or the Chinese Ministry of Electronics. Tengtu United had three full time employees as of June 30, 2001.

         Current Chinese government policy requires that all government contracts involving educational software for use in Chinese schools be with other Chinese governmental entities or Chinese-owned entities. Therefore, all of Tengtu United's business with any government entity is conducted through Tengtu China. Tengtu China operates the joint venture. As of June 30, 2001, Tengtu China has approximately 180 employees working on behalf of the joint venture: 60 employees in thirteen field offices, 50 employees engaged in content development and approximately 70 employees in administrative and other duties.

         Tengtu United is the leading provider of distance learning and e-education solutions, training and methodologies, in support of China's goals to modernize it's kindergarten to grade 12 ("K-12") education system. The potential market for such products and services consists of almost 800,000 Chinese schools with over 250 million students.

         Tengtu United commenced operations in the first quarter of 1997 and developed over 100 CD- ROM titles. The majority of the software titles developed by Tengtu United are designed to assist students to prepare for Chinese high school and university entrance examinations. These software titles are available by subject matter such as physics, mathematics and chemistry. The remainder of Tengtu United's software titles are animated entertainment games for children.

         In 1998, pursuant to the Company's joint venture agreement with Tengtu China, the Company committed to provide an additional $6,000,000 in funding to Tengtu United to develop the application platforms needed by the K-12 market. The Company has not yet met this funding commitment as the Company still must provide $1,010,000 of the $6,000,000.

         In 1998, Tengtu United realized that the software titles developed by it could not be sold in sufficient volume because an application software platform to enable the Chinese teachers and students to utilize these programs was not widely available and also because of the existence of software piracy. Accordingly, Tengtu United's marketing focus changed from sales of individual titles through Chinese retail channels to direct marketing of a "Total Solution" platform to the school systems, including the necessary application software platform, and the development and implementation of governmental audit and other programs to ensure that the schools only use authorized software.

         The "Total Solution" platform now sold and marketed by the Company pursuant to the August, 1999 "Cooperation Agreement" among Microsoft (China), Ltd. ("Microsoft China"), Tengtu United and Tengtu China, is a bundled package of software marketed under the name of "Tengtu-Microsoft "Total Solution"" to K-12 schools. Tengtu United and Tengtu China continue to be Microsoft China's exclusive selling representative for the K-12 market in mainland China. The "Total Solution" platform now makes available, via intranet and Internet, a comprehensive set of tools not only for computerized class instruction, but also for school office administration and the management of educational and multimedia resources. Designed specifically to accommodate broadband Internet connections via satellite and cable, the "Total Solution" software is a vehicle for distance learning.

         The Company's current principal products, other than the "Total Solution" platform, are the Network Classroom, the Web School and the Distance Learning Project. The Network Classroom is a multimedia electronic classroom that permits the teacher to utilize computers at each student's and the teacher's desks as the principal teaching and learning medium. The application software platform includes audio broadcasting, classroom discussion, rush-answering, electronic hand raising, video broadcasting, dialogue between the teacher and individual students or the entire class, distance coaching, electronic examinations and screen monitoring.

         The Web School is an Internet classroom whose main functions are free forum, free home page making, question answering and chat rooms, the use of a distance learning platform to search for information and to use virtual Internet access. The Distance Learning Project is designed to permit Chinese rural/disadvantaged areas that do not have access to the Internet or where the access cost is too expensive to utilize satellite dishes and other non-Internet devices to download and export information and teaching resources. The project includes the development of the required software and installation of the required hardware. The two principal functions are classroom teaching via live broadcasting and the digital broadcasting of digitized teaching materials. Also, the Company's technical and engineering personnel are focusing on the continued development of programs and products to enhance the application software program such as the necessary technology to permit the downloading of content from satellites for use by the Network Classroom, as well as providing content for the China Broadband Education Resource Centre ("CBERC") which is discussed below.

         From 1998 through 2000, the Company had to re-adjust its business strategy in alignment with broadening objectives of the Ministry of Education in China. Technology and architecture was maturing to the point where an e-education/distance learning delivery system was attainable. During this transitional p eriod from a traditional retail business model to a model based on newly available technologies, the Company was unable to promptly fulfill its funding commitment to Tengtu United. As a result the Company downsized its operations and research and development activities in 1998, 1999 and 2000. This lack of funding combined with the low sales for non-pirated educational software in China sold through traditional retail channels led to most of the operating losses reflected in the Company's historical financial statements.

         From August 1999 to November 2000, Tengtu China provided substantially all of the operating and research funds for Tengtu United. Despite its downsizing, Tengtu United, with the assistance of Tengtu China, has continued to work with the Chinese Ministries of Education and Ministry of Information Technology to find ways to enable Chinese schools to incorporate information technology into teaching.

         The Company has also taken steps to improve software sales performance. Tengtu United has worked to develop programs with the National Center for Audio/Visual Education of the Chinese Ministry of Education ("NCAVE"), the division of the Chinese government responsible for ensuring that every Chinese elementary, middle and high school has at least one computerized classroom by December 31, 2006. In particular, these programs address three concerns: (1) the need for a mechanism to ensure the development and maintenance of educational computer software by eliminating software piracy, (2) the unbalanced and very scattered educational framework in China and (3) enabling the many Chinese schools which do not have the necessary infrastructure to finance the acquisition of the necessary hardware and software without raising taxes.

         Tengtu United expects to generate most of its future revenues from e-education application software ("Total Solution" platforms); connectivity fees for K-12 schools with e-education application software; user fees for students studying outside of normal high school classes; and educational portal and repository (CBERC) fees as an application service provider ("ASP").

         Tengtu China is one of only eight companies that has been granted an electronic publishing license in China and believes that it is the only privately owned company in China with a license to publish educational software. The license, which was granted by the Chinese Bureau of News on December 1, 1998, is for one year, and is renewable each year thereafter upon approval from the Chinese government. A renewal application has been filed and is still pending as of July, 2001.

                   CURRENT TENGTU UNITED BUSINESS DEVELOPMENTS

         In the fiscal year ended June 30, 2001, Tengtu United completed the first and second Torch Projects awarded by the Chinese Ministries of Education and Information Technology. Torch Projects are national initiatives aimed at improving the quality of education designated by the Chinese government. The first Torch Project was the development of a Digital Library System and the second Torch Project was the development of a General School Computer Networking System, which includes the Network Classroom. The Digital Library System is a computerized database and catalog of educational books and reference materials. The purpose of the General School Computer Networking System is to introduce computer networking to Chinese schools to enable them to realize greater computer efficiency and sharing of computer software, including such programs as the Web School and Digital Library.

         On September 20, 2000, Tengtu United entered into an agreement with the Chinese Ministry of Education under the auspices of NCAVE called "Operation Morning Sun." Under Operation Morning Sun, NCAVE made a commitment to direct the purchase by the end of the year of 3,000 "Total Solution" platforms. The second Torch Project was completed as part of Phase I of Operation Morning Sun.

         Tengtu United's and Microsoft China's software is now integrated on four CDs, each containing a serial number, and with each company's name on the appropriate CD. Microsoft China produces the CD with its programming and ships these CDs to Tengtu United on a COD basis. The programs that are visible to the end users developed by Tengtu United and Microsoft China have been converted to Chinese characters. Each party pays its own translation costs.

         Certain of the Microsoft China programs, which are not visible and commonly known as "back room" programs, may not be translated. Tengtu United ships the CDs received from Microsoft China, along with the CDs it produces, to either the school districts directly, or, where applicable, to its local marketing partners, which install the CDs and any related hardware. Tengtu United is available at no charge to consult on the installation of the programs. The Company trains the designee for each school.

         Tengtu China has also developed software that enables the schools in disadvantaged Chinese regions to use a satellite dish to download content for use in the Network Classroom.

         Currently, the Company averages approximately $1,800 in gross revenue from each school installation of the "Total Solution" platform and $600 in profit.

         Tengtu China, acting for the benefit of Tengtu United, has established a close working relationship with NCAVE. NCAVE now recommends the "Total Solution" platform as the multimedia electronic classroom to be installed as part of the Chinese government directive that every Chinese elementary, middle and high school has at least one computerized classroom by December 31, 2006. However, the Chinese provincial and local educational agencies are not required to buy the "Total Solution" platform.

         During the fiscal year ended June 30, 2001, NCAVE directed Chinese schools to purchase 3,000 units of the "Total Solution" platform as part of Phase I of "Operation Morning Sun,"; 3,017 units were installed by June 30, 2001. Under the Relief for Disadvantaged Regions Project, NCAVE is obligated to direct the purchase of an additional 5,000 units of the "Total Solution" platform. On June 19, 2001, NCAVE entered into a contract awarding Tengtu Untied Phase II of Operation Morning Sun project to install another 15,000 "Total Solution" platforms by December 31, 2001.

         The Ministry of Education, as well as the provincial education departments, have the right to audit the school districts and individual schools. The Ministry of Education has advised the Company that if it finds that a school is utilizing an unauthorized version of a designated software program, such as an unauthorized copy of the Company's Network Classroom or the Microsoft China components to the "Total Solution" platform, it will cease funding information technology at that school.

         In addition to receiving Tengtu United products and services through the Operation Morning Sun initiative or other programs that may be introduced by the Ministry of Education or Ministry of Information and Technology, certain economically advantaged provinces whose schools have the hardware installation that can support the "Total Solution" platform can immediately purchase Tengtu United's products and services directly from the Tengtu United.

         As part of its "Total Solution" project, Tengtu United has also entered into agreements with two Chinese hardware manufacturers to supply their products to the Chinese K-12 schools. The first is with Legend Group, a minority owner of Tengtu China, and also the largest hardware manufacturer in China. The second is with Taigu Computer Company ("Taigu"), which manufactures inexpensive desktop computers specifically for use in schools. Under these agreements, Legend Group, Taigu and Tengtu United are marketing partners recommending each other's products and if Tengtu United's software is sold as part of a package, the marketing partner is charged a wholesale price. If the end user school buys software directly from Tengtu United, it is invoiced the retail price. However, Tengtu United has found it is more cost effective and logistically more efficient to market to governmental agencies and distributors that are invoiced at a wholesale price.

         While most orders received have been shipped, installation has not been completed for many schools because the schools and distributors do not have adequate technical personnel. The Company believes that this installation bottleneck has now been solved by the establishment of provincial branch offices to provide the necessary technical and training support. Each branch office has start-up costs of approximately $40,000, plus a monthly operating budget of $10,000 to $12,000. The Company currently has thirteen branch offices and, by December 31, 2001, it intends to have a total of twenty branch offices, which should further increase the rate of installation, as well as facilitate the sale of the Company's other services and products.

         On April 9, 2001, Tengtu China and Beijing Tengtu Tian Di Network Co., Ltd., a company owned by Zhang Fan Qi, one of the Company's Directors, which holds a necessary network license, entered into a Memorandum of Intent with the Chinese Ministry of Education on behalf of Tengtu United for the establishment of the China Broadband Education Resource Center ("CBERC") under NCAVE and to establish the CBERC educational portal and repository as an ASP for the distribution of distance learning, educational information and e-business products to individual schools for an annual base fee. There will be additional charges for special programs and additional services, if requested by the subscribing school. Non-subscribers will be charged a usage fee for each instance it uses any of the materials distributed by or through the CBERC. For those schools that already have the "Total Solution" platform, the Company will furnish one free upgrade if it becomes a subscriber to the CBERC. The upgrade package was completed in May, 2001. For those schools which have not yet purchased the "Total Solution" platform as part of Phases I and II of Operation Morning Sun, the Company will provide the required satellite equipment free of charge if they sign-up and pay for the first year's annual base subscription fee to permit usage of the CBERC distributed materials and products.

         Tengtu United is required to invest RMB 80 million (approximately $10 million), and furnish the required hardware and certain software. The Ministry of Education is required to obtain the required licenses for the education portal and satellite broadcasting and other necessary coordination and facilitation services. Upon obtaining profitability this project will be set up as an independent entity, with Tengtu United to receive 70% of the profits and NCAVE to receive 30% of the profits. The Company anticipates completion of the construction of the education portal for the CBERC by the end of 2001. $1,000,000 was advanced in April, 2001 pursuant to Tengtu United's commitment to the CBERC project.

         The Company believes that this will set the stage for the schools to become purchasers of the "Total Solution" platform and other Company products to be used on that platform. For schools in disadvantaged regions that cannot afford any computer networking equipment (e.g., schools that have only a television or one computer), the Company will donate the satellite reception equipment and sell them 100 CD ROM titles at a reduced cost. The Company's long-range goal is to build up the necessary relationship so that eventually many of these schools will become purchasers of the "Total Solution" platform and subscribers to the CBERC.

         The Company is currently seeking strategic partners from North America to provide content to the CBERC educational portal and repository. In January, 2001, the Company entered into an agreement with the Centre for Education and Training ("CET"). CET is an entrepreneurial not-for- profit corporation based in Mississauga, Canada which is associated with the Peel Board of Education, one of Canada's largest provincial school boards. CET will identify, source, evaluate and acquire education and training materials from a variety of educational sources including school boards, colleges, universities, professional associations, private sector publishing and multimedia companies. CET will be able to assess the pedagogical approach of proposed course content for target learners, the applicability of the online environment and degree to which programs meet standards set by certification bodies. In addition, a key component is the Centre's ability to develop or convert course content into an online and/or digital format through its Innovations Media division. CET involvement will greatly assist the goal of the Ministry of Education to move its school system to a more student-centered learning environment.

         On April 2, 2001, the Company entered into a Letter of Intent with the American Education Corporation ("AEC") to supply it with untranslated content for its educational portals in China, Hong Kong, Taiwan and Canada. The Company will be responsible for all content localization costs. The Company anticipates completion of the construction of the educational portal for the CBERC by the end of 2001.

         In August, 2001, Tengtu United, through Beijing Tengtu Tian Di Network Co., Ltd, entered into a "Cooperation Agreement", with the Chinese Ministry of Education and the ShanDong Province to establish a regional e-education network referred to as the "School to School Connection." The Cooperation Agreement states that all elementary and secondary schools in the ShanDong Province, of which there are approximately 40,000, are to become part of the CBERC and that the parties are to cooperate in the establishment of a "Main-Trunk Network"

         Utilization fees under the Cooperation Agreement are to be collected every six months. The fees to be charged for content transmitted by satellite and distance learning programs and are as follows (based upon the exchange rate of September 12, 2001 of 0.120818 U.S. dollars per RMB): RMB 500 (U.S.$60) per month for senior high schools; RMB 300 (U.S.$36) per month for junior high schools; and RMB 200 (U.S.$24) per month for elementary schools.

         Required satellite equipment and software is to be provided free of charge. In addition, Tengtu United is to provide 100 CD titles free of charge. The Cooperation Agreement requires the Ministry of Education to obtain the required licenses for the educational portal and repository and satellite broadcasting and other necessary coordination and facilitation services.

         Initially, 65% of the utilization fees are to be paid to Tengtu United. Once Tengtu United has redeemed its total investment in the project through the receipt of utilization fees, the distribution of such fees may be reviewed and revised.

         The Cooperation Agreement is for a 14-year term. Pursuant to the Cooperation Agreement, Tengtu United is to invest capital in the following phases: RMB 10 million (U.S.$1,208,180) by the end of September, 2001; RMB 20 million (U.S.$2,416,360) before December 31, 2001; and RMB 20 million (U.S.$2,416,360) plus a 20% increase each year after 2001.

         Tengtu United has already contributed $1,500,000 in capital and will be required to contribute an additional U.S.$2,124,540. The Company currently does not have the $2,124,540 necessary to fund this project and is seeking this financing from several potential investors. However, there is no guarantee that such financing will be available. If the Company fails to obtain the necessary financing by December 31, 2001, the Company may lose its investment in the project.

         The Company is currently negotiating the three additional Chinese provinces, Sichuan, Shaanxi and Jiangsu to enter into Cooperation Agreement similar to the agreement with the ShanDong Province.

EDSOFT PLATFORMS (CANADA) LTD. AND EDSOFT PLATFORMS (H.K.) LTD.
---------------------------------------------------------------

         In July, 1999, the Company formed a joint venture company, Edsoft Canada, in which the Company has a 60.2% interest, to market and sell educational software tailored to the educational market in Hong Kong (including software developed in China by Tengtu United) through Edsoft H.K., a Hong Kong company wholly owned by Edsoft Canada. Edsoft Canada has no employees. Edsoft H.K. has 5 employees.

         During July 2000, Edsoft H.K. underwent a restructuring in order to focus on sales of its multimedia Digital Classroom software in Hong Kong, which it recently completed as a modification of Tengtu China's Network Classroom software and which is sold as "Digital Classroom" under an exclusive agreement with Tengtu China.

         Edsoft H.K. has also begun execution of its long-term e-education business strategy. This strategy facilitates a change in Edsoft H.K.'s business direction from a systems integrator to an ASP and Internet content provider. The Edsoft H.K. "Digital Classroom" is now installed in 160 schools in Hong Kong that represents approximately 13% of the Hong Kong K-12 market.

         "Web Schools," the brand name for Edsoft H.K.'s e-education line of products and services, was developed in co-operation with Netopia Inc. Web Schools offers an integrated information management, teaching and service support solution to schools in Hong Kong and other Chinese and English speaking areas of Southeast Asia, exclusive of mainland China. This system is designed to enable Edsoft H.K. to charge a monthly fee, rather than selling the individual hardware and software components.

TIC Beijing Electronics Co., Ltd.
---------------------------------

         TIC Beijing is the Company's wholly owned subsidiary that commenced operations in July 1997. TIC Beijing's primary business is to provide information technology services to the education and entertainment industries in China, focusing on animation and multimedia.

Specifically, TIC Beijing has the capability to produce two and three dimensional animation, digital integration for television post-production and digital visual effects for movies. Recently, relatively inexpensive hardware and software for animation became available, making it very difficult for TIC Beijing, with its expensive equipment and larger and more expensive staff, to compete for most of the post-production work now available in China.

ebiztengtu.com, Inc.
--------------------

         On March 6, 2000, the Company formed ebiztengtu.com, Inc. in Delaware as a wholly owned subsidiary to focus on Internet related businesses but to date that subsidiary has been inactive.

COMPETITION

         With respect to the development and sale of application software platforms to the K-12 market in mainland China, the Company is aware of the following competitors: IBM China, Novell China and companies marketing Linux based platforms. The Company has no information as to the nature and extent of their sales of application software platforms to the K-12 market. There are a number of domestic Chinese companies, as well as foreign companies, which produce individual software programs that can be utilized by teachers and students. The Company has no knowledge of their sales into the K-12 market at the school and school district level. Certain of these programs are marketed by other companies directly to the students and their parents, but this is not the market in which the Company is currently focusing.

         Tengtu United's competition, with respect to educational software programs for use in China, consists of numerous Chinese and foreign software manufacturers. Edsoft H.K.'s competition consists of local dealers that sell products similar to the Digital Classroom and a number of Internet based web initiatives in Hong Kong that are similar to portions of Web Schools. None of the web initiatives however, offer all segments offered by Web Schools.

         TIC Beijing's competition consists of five local Beijing studios and a number of newly formed independent post-production entities.

EMPLOYEES

         Exclusive of subsidiaries and the Company's joint venture, the Company has seven employees or contractors. None of the Company's revenues are derived from operations in the United States.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
--------------------------------------------

         The Company operates principally in three geographic areas: China, Canada and Hong Kong. The following is a summary of the information by area for the fiscal year ended June 30, 2001 (rounded to the nearest $000). For the fiscal years ended June 30, 2000 and 1999, the Company had minimal sales and incurred principally administrative expenses.

Net Sales to Unaffiliated Customers:

         China                                             $5,995,000
         Canada                                                     0
         Hong Kong                                            219,000
                                                           ----------
                                                           $6,214,000

Income (Loss) From Operations

         China                                             $1,753,000
         Canada                                                     0
         Hong Kong                                           (108,000)
Other income                                                  865,000
General corporate expenses                                 (2,406,000)
Net income                                                 $  104,000

Identifiable Assets

         China                                             $7,906,000
         Hong Kong                                             27,000
General corporate assets                                    1,298,000
Total Assets                                               $9,231,000

         There were no interarea sales in the fiscal year ended June 30, 2001. Identifiable assets are those that are identifiable with operations in each geographical area. General corporate assets consist primarily of cash, cash equivalents, fixed assets and prepayment. Sales are attributed to areas based on location of customers.

ITEM 2.   PROPERTIES
-------   ----------

         The Company does not own any significant physical properties.

         The Company has entered into operating leases for office space. The minimum rental payments on these leases for the fiscal year ending June 30, 2002 is $52,000.

         Rent expense for the years ended June 30, 2001, 2000 and 1999 has been charged as follows:

                                                       YEAR ENDED JUNE 30,
                                                       -------------------
                                               2001         2000        1999
                                               ----         ----        ----

        General and administrative expense    $94,207       $62,671    $54,551
        Selling Expense                       $69,747         6,281      8,900
        Cost of sales                         $35,433        33,945     52,114
                                             --------     ----------  --------
        Total rent expense                   $199,387      $102,897   $115,565
                                             ========     ==========  ========

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

         On September 12, 2001, Swartz Private Equity, LLC ("Swartz") served the Company with a complaint which was filed in state court in Fulton County, Georgia. The complaint was filed in response to the Company's August 28, 2001 letter advising Swartz that it viewed the October 25, 2000 Investment Agreement between the Company and Swartz, along with the accompanying commitment warrants, to be void and unenforceable.

         The complaint alleges that the Company breached the Investment Agreement and commitment warrants by failing to deliver 250,000 shares upon Swartz's partial exercise of the commitment warrant and seeks the following damages: (1) a $200,000 termination fee under the Investment Agreement, (2) a cash amount equal to the value of the Company's common stock on the date of partial exercise of the commitment warrant, (3) damages for late delivery of shares under the commitment warrant, (4) monetary damages for lost market opportunity equal to the highest value of the Company's common stock during the term of the breach, (5) a replacement warrant for 850,000 shares of the Company's common stock, (6) attorney's fees, (7) additional warrants under a Warrant Anti-Dilution Agreement, and (8) such other and further relief as the court deems just and proper.

         Swartz has advised the Company's counsel that it intends to amend the complaint to add a claim based on a failure to permit Swartz's cashless exercise of the balance of the commitment warrant, for 670,556 shares of the Company's common stock, and seek damages based on the highest value of the Company's common stock during the term of the breach.

         The Company plans to deny each of Swartz' substantive allegations. The Company also believes that it has meritorious defenses and intends to vigorously defend this action. The damages alleged by Swartz, should Swartz prevail, could exceed 10% of the Company's current assets as of June 30, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         No matters were submitted to the vote of the security holders during the fourth quarter of the fiscal year ended June 30, 2001.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
-------  -----------------------------------------------------------------

         The principal market where the Company's common equity is traded is the over-the-counter Bulletin Board. The high and low bid prices of the Company's common stock for each quarter within the last two fiscal years were:

CALENDAR QUARTER                    HIGH/ASK                 LOW/BID
----------------                    --------                 -------

3rd Quarter 1999           -            .25                    .125

4th Quarter 1999           -         4.1875                     .25

1st Quarter 2000           -          4.875                    1.875

2nd Quarter 2000           -         2.6875                      .95

3rd Quarter 2000           -         1.7969                     .875

4th Quarter 2000           -          .9688                    .2188

1st Quarter 2001           -          .5312                    .2188

2nd Quarter 2001           -           1.36                      .25

         The above over-the-counter market high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. These high and low bid quotations were obtained from America Online.

         As of June 30, 2001 there was one class of common equity held by approximately 2600 holders of record. No dividends have been declared during the last two fiscal years. There are no restrictions which affect or are likely to affect the Company's ability to pay dividends in the future. However, the Company does not expect to pay dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

         On November 17, 2000, the Company entered into a loan agreement, subsequently amended on December 21, 2000, with Orion Capital Incorporated ("Orion") under which Orion loaned the Company $1,000,000 until December 31, 2001, with an interest rate of 10% (the "First Orion Loan"). In connection with the loan, the Company granted Orion a warrant to purchase 670,000 shares of the Company's common stock with an exercise price of $.30. The issuance of the warrants was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for the exemption are that Orion is an accredited investor.

         On March 2, 2001, the Company entered into a loan agreement with Orion pursuant under which Orion loaned the Company $1,000,000 in exchange for a 15 month, 10% convertible promissory note (the "Second Orion Loan"). The note is convertible into common stock at the rate of $.30 per share, or an aggregate of 3,333,333 shares. The issuance of the convertible note was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for the exemption are that Orion is an accredited investor.

         On April 20, 2001, in exchange for documented advances of funds of no less than $107,671 from William Ballard to or for the Company's benefit between October 1, 2000 and April 1, 2001, the Company issued 333,333 shares of common stock at Mr. Ballard's direction to Orion. The issuance of the shares was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for the exemption are that Mr. Ballard and Orion are accredited investors.

         On June 14, 2001, the Company sold 13,260,669 shares of common stock in a private placement (the "Private Placement") to certain qualified investors for an aggregate purchase price of $3,978,200. The issuance of the Private Placement shares was accomplished in reliance upon Regulation S promulgated under the Securities Act. The facts relied upon for the exemption are that each of the private placement investors are non-U.S. persons as defined under the Securities Act.

         Concurrently with the closing of the Private Placement, the First Orion Loan and Second Orion Loan were converted into an aggregate of 6,666,666 shares of the Company's common stock, all warrants issued or issuable in connection with the loans were cancelled, and $61,259 in interest on the loans was converted, at Orion's option under the loan agreements, into 204,917 shares of the Company's common stock in lieu of the cash payment of interest to Orion. The issuance of the shares was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for the exemption are that Orion is an accredited investor.

         On April 1, 2000, the Company issued 25,000 shares to Gregory Mavroudis pursuant to a consulting contract dated April 1, 2000, which shares were accrued as an expense at the cost of $24,200. The issuance of the shares was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for the exemption are that Gregory Mavroudis is an accredited investor.

         Pursuant to a contract with the Company's former Controller, Simon Hui, Mr. Hui was issued 150,000 shares of the Company's common stock on June 15, 2001 for which a charge to compensation expense of $79,650 and a retroactive bonus of $39,404 were accrued at the quarter ended December 31, 2000. The sale was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that Simon Hui was an accredited investor by virtue of his position as an Executive Officer of the Company.

         Subsequent to March 31, 2001, the Company became obligated to issue 50,000 shares to Goodwill Technologies, Ltd. ("Goodwill") pursuant to an agreement dated October 1, 2000. The shares were valued at $48,400 and are to be expensed over one year. The charge to operations for the year ended June 30, 2001 was $36,300. The sale was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that Goodwill was an accredited investor.

         On August 10, 2001, the Company closed the sale of 502,601 shares of common stock to investors who participated in the Private Placement for $618,200. The additional investors executed Extension Agreements granting registration rights for the new shares consistent with the registration rights granted for the Private Placement shares. The issuance of the additional Private Placement shares was accomplished in reliance upon Regulation S promulgated under the Securities Act. The facts relied upon for the exemption are that each of the Private Placement investors are non-U.S. persons as defined under the Securities Act.

         On August 2, 2001, the Company closed the sale of 1,219,512 shares of common stock to Bestler International Limited for the benefit of an accredited investor, for $1,500,000. Bestler International Limited was granted registration rights. The issuance of the shares to Bestler International Limited was accomplished in reliance upon Regulation S promulgated under the Securities Act. The facts relied upon for the exemption are that the beneficial owner is a non-U.S. person as defined under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

         The following is selected summary financial information for the past five years of the Company's operations presented on a consolidated basis.

                                            FOR THE FISCAL YEAR ENDED JUNE 30,

                            2001            2000              1999              1998          1997
                            ----            ----              ----              ----          ----

Total Assets               $9,230,768       $2,407,842        $1,911,912        $2,871,926      $5,763,961

Total Sales                 6,213,450          358,026           624,121         3,223,170       2,135,066

Income (Loss) From            104,266       (4,701,285)       (1,886,399)       (4,402,014)     (3,929,390)
Continuing Operations

Income (Loss) From Continui      .004            (.225)            (.100)            (.234)          (.220)
Operations per Common Share

Dividends Declared per              0                0                 0                 0               0
Common Share




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
-------  -----------------------------------------------------------------------

OVERVIEW

         The Company, through its 57% owned Chinese joint-venture company Tengtu United, is the leading provider of distance learning and e-education solutions, training and methodologies, in support of China's goals to modernize it's K-12 education system. The joint venture represents one of the few instances where the central government of China has ceded a controlling interest to a western entity in such an important sector.

         China is a large country with a large population; 800,000 K-12 schools serve an estimated 250 million students. However, due to the relative size of China's economy compared to its population, China's annual government expenditures on education only reach $15 per capita. China has set a number of priorities to modernize its educational system, to develop a position and capability for its domestic needs and for the competitive international marketplace. China's government has declared that one of its major initiatives is to provide students and teachers with access to education databases and course instruction through the use of computers and the Internet.

         Effective June 2000, Tengtu United's application software known as the "Total Solution" platform, became the only education software solution officially endorsed by the Ministry of Education for use in China's K-12 schools. Tengtu United's "Total Solution" platform makes available via Intranet or Internet a comprehensive set of tools for computerized class instruction, on-line learning, school office administration, and management of educational and multimedia resources. The "Total Solution" platform is designed to accommodate broadband Internet connections via satellite and cable and is an ideal tool to support distance learning. Partners in this platform include companies such as Microsoft China, Netopia, Inc. and other leading specialist software companies.

         The "Total Solution" platforms are being installed under Operation Morning Sun, a project awarded to Tengtu United by Chinese The Ministry of Education and through contracts with provincial education ministries.

         In April, 2001 Tengtu United entered a cooperation agreement with the Ministry of Education under which Tengtu United agreed to be the Ministry's operating and development partner for its distance learning network in China and the CBERC and to co-ordinate various departments of the Ministry of Education.

         In the final quarter of the Company's fiscal year, Tengtu United fully launched Operation Morning Sun in over 20 provinces, installing 3,017 "Total Solution" platforms in Phase I of the project. In four of these provinces, satellite-base distance learning has been introduced.

         In fiscal 2001, sales were derived primarily from the sale of "Total Solution" platforms. Other sales consisted of ancillary products, consulting services and sales of Edsoft e-education products in Hong Kong.

         As Operation Morning Sun is expanded, provincial education ministry contracts are signed and the CBERC project is launched, Tengtu United will benefit from a number of revenue sources, including:

         1. E-education application software. Each K-12 school in China requires e-education application software such as Tengtu United's "Total Solution" platform.

         2. Connectivity fees for K-12 schools with e-education application software.

         3. User fees for students studying outside of K-12 school system. The Chinese government has identified a market of over 40 million students for the delivery of on-line secondary school courses.

         4. CBERC fees as an Application Service Provider. CBERC annual fees will be between $125 and $604 per school.

LIQUIDITY AND CAPITAL RESOURCES FOR THE FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999

Fiscal Year Ended June 30, 2001
-------------------------------

         For the fiscal year ended June 30, 2001, net cash used by operating activities totaled $5,967,658.

         The net income for the year, $104,266, included such non-cash items as depreciation and amortization ($286,468), non-cash compensation expenses associated with the issue of common shares for services ($987,846), and non-cash interest expense related to convertible debentures ($79,695), resulting in a net cash increase of $1,458,275.

         This increase in cash was offset by increases in operating assets associated with the completion of Phase I and start of Phase II of Operation Morning Sun. Operation Morning Sun required $5,292,763 in working capital to complete the installation of the 3,017 "Total Solution" platforms and prepare for the start of Phase II of the project. The accounts receivable balance related to the installation of the Phase I platforms was the most significant component of this working capital requirement at $4,292,518. Collection of these balances under Operation Morning Sun is longer than under normal business terms due to the funding process inherent in the Chinese education system. The Company is working with its joint venture partner, Tengtu China, and the Chinese Ministry of Education to ensure the balances are collected in a timely manner. In addition to the working capital required for Operation Morning Sun, the Company advanced $1,000,000 to start work on the CBERC project.

         Prepaid expenses increased due to the recording of a prepaid financing expense. Other receivables increased because of recoverable taxes paid by Tengtu United on certain purchases. The decrease in accounts payable is related to a $632,974 reversal of accrued balances in the past years including a lawsuit with a former landlord in China that has been resolved with minimum liability.

         Net cash used in investing activities was minimal; $5,013 was used to purchase various office equipment.

         Net cash flow from investing activities was $6,085,200. The funds were used primarily to fund the start of Operation Morning Sun and the CBERC project.

         In November 2000 under the First Orion Loan agreement the Company borrowed $1,000,000 from Orion, until December 31, 2001, with an interest rate of 10%. In connection with the loan, the Company granted Orion a warrant to purchase 670,000 shares of the Company's common stock with an exercise price of $.30. In March 2001, the Company borrowed an additional $1,000,000 from Orion, pursuant to the Second Orion Loan agreement under which Orion loaned the Company $1,000,000 in exchange for a 15 month, 10% convertible promissory note. The note was convertible into common stock at the rate of $.30 per share.

         On June 14, 2001, the Company sold 13,260,669 shares of common stock in a private placement for an aggregate purchase price of $3,978,200 or $0.30 per common share. Concurrently, the First and Second Orion Loans were converted at a conversion price of $0.30 per common share into an aggregate of 6,666,666 shares of the Company's common stock and all warrants issued or issuable in connection with the loans were cancelled.

         Other transactions involving issuing common shares included the conversion of $61,259 in interest on the First Orion Loan and Second Orion Loan at $0.30 per common share, at Orion's option under the loan agreements, into 204,917 shares of the Company's common stock in lieu of the cash payment of interest to Orion. 188,384 of their shares were issued on July 2, 2001. In addition, in exchange for advances of funds of $107,671 from William Ballard to the Company between October 2000 and April 2001, the Company issued 333,333 shares of common stock to Orion, at Mr. Ballard's direction.

         Pursuant to a contract between the Company and Orion, William Ballard will provide consulting services to the Company for a twenty-four month period that commenced in December 2000. As compensation for the services, the Company agreed to issue Orion 20,834 shares of the Company's common stock each month. During the fiscal year ended June 30, 2001, 145,838 shares were issued to Orion and a charge to compensation expense of $84,669 recorded.

         Pursuant to a contract with the Company's former Controller, Simon Hui, Mr. Hui was issued 491,033 shares of the Company's common stock on June 15, 2001 for which a charge to compensation expense of $61,844 was recorded.

         The net cash flows from financing activities exceeded the funds used to launch the Operation Morning Sun, start the CBERC project and support other corporate activities by $112,529. After taking into consideration a negative foreign exchange effect of $5,221, cash increased by $107,309 to $1,026,400.

         Subsequent to year-end, the Company sold a total of 1,722,113 shares of common stock for 2,118,200 or $1.23 per common share. $1,500,000 of these funds were used to fund the start of Tengtu United's new contract in China with the ShangDong province, and the remainder is being used for general corporate purposes.


Fiscal Year Ended June 30, 2000
-------------------------------

         For the fiscal year ended June 30, 2000, net cash used by operating activities totaled $1,185,677, including a net loss of $4,701,285, and depreciation and amortization of $266,614. Accounts receivable, prepaid expenses, inventories, and other assets decreased by $22,398, $26,188, $16,377 and $28,390 respectively, primarily due to a write down of obsolete inventory, scaling down and the product refocusing of Tengtu United operations during the year. Accounts payable, accrued expenses, due to related party consultants and other liabilities increased by $90,249, $14,384, $355,477 and $366,267, respectively. To conserve cash, the Company deferred payment to consultants and senior management until a major financing.

         During the year, the Company issued common stock for services totaling $947,813 and recorded an interest expense due to a beneficial conversion feature of $1,194,334 on the $1.5 million convertible debenture issued during the year.

         Net cash used by investing activities amounted to $42,535 primarily due to acquisitions of equipment for the start-up operations of Edsoft H.K. Funds generated by financing activities during the year included the $1,500,000 convertible debenture, $258,064 from an Edsoft H.K. shareholder and $100,000 from a Director. During the year, the Company issued shares for $175,725.

         The Company incurred a net loss of $4,701,285 for the year ended June 30, 2000, and, as of that date, had a working capital deficiency of $2,886,444. During the fiscal year ended June 30, 2000, the Company continued a restructuring and reduction of operating expenses to a minimum and deferred payments of consulting and management fees.

         The Company issued a convertible debenture of $1.5 million and received $250,000 ($150,000 for the Company's shares and a $100,000 short term loan) from a shareholder/Director. On October 6, 2000, Iconix sold all of its assets.

         During the fiscal year ended June 30, 2000, Tengtu China continued to provide funding for Tengtu United's operations and the "Total Solution" platform was being shipped and installed in China.

Fiscal Year Ended June 30, 1999
-------------------------------


         For the fiscal year ended June 30, 1999, net cash used by operating activities totaled $232,878, including net loss of $1,886,399, and depreciation and amortization of $292,808. Prepaid expenses, inventories, advances to suppliers and other receivables decreased by $5,307, $191,164, $122,415, $13,382, respectively, primarily due to a write down of obsolete inventory and scaling down and product refocusing of Tengtu United operations during the year. Accounts receivable, other assets, and advance to Director increased by $76,644, $44,307 and $30,000, respectively, primarily due to longer terms extended to customers and an advance of $30,000 to an Officer. Due from investee (Iconix) decreased by $50,000 due to a loan repayment from the investee. Accounts payable, accrued expenses and due to related party consultants increased by $87,615, $53,019 and $481,124, slightly offset by other liabilities by $1,768.

         To conserve cash, the Company deferred payments to consultants and senior management. At the end of the fiscal year ended June 30, 1999, the Company set up a provision for bad debt of another $143,081 for overdue receivables. During the fiscal year ended June 30, 1999, the Company issued common stock for services of $303,813 and recorded the decrease of investment at equity of $65,274 due to the losses of the investee (Iconix).

         Net cash used by investing activities amounted to $63,959 primarily due to acquisitions of machinery and equipment for the animation center at TIC Beijing. There were no funds generated by financing activities during the fiscal year ended June 30, 1999.

FISCAL YEAR 2001, 2000 AND 1999 COMPARATIVE OPERATING RESULTS

Revenues
--------

                     2001                    2000                    1999
                    ------                  ------                  ------
                  $6,213,450               $358,026               $624,121

         The Company's sales increased in 2001, due to the start of Operation Morning Sun, under which 3,017 "Total Solution" platforms were sold at an average price of $1,761 for total revenue of $5,314,534 or 85.5% of sales. Sales of other e-education products and services through Tengtu United were $539,437 or 8.7% of sales. Tengtu United's operations accounted for 95.9% of sales.
Sales of educational software and services by Edsoft H.K. were $218,643 or 3.5% of sales. Other miscellaneous revenue from TIC Beijing accounted for the remaining $140,805 in revenue.

         Revenue in both 2000 and 1999 was depressed due to the downsizing and product refocusing of Tengtu United's operations and the delay of "Total Solution" platform shipments and installations caused by the Company's inability to attract financing to the projects. In 2000 and 1999 the Company derived its revenues from systems integration, educational and entertainment software, and animation businesses. Revenue in 2000 from Tengtu United was $232,668 and miscellaneous revenue from TIC Beijing was $125,358.

Gross Profit (Loss)
-------------------

                    2001                      2000                    1999
                   ------                    ------                  ------
                  $3,122,348               $(148,839)             $(145,487)

         The gross profit in 2001 was attributable primarily to the 3,017 "Total Solution" platforms sold. The gross margin for these items, at 49.1%, was $2,609,639 or $864 per platform. Gross margins on the other e-education products and services was $512,709 or 57%.

Research and Development Expenses
---------------------------------

                   2001                      2000                  1999
                  ------                    ------                ------
                  $   0                     $   0                 $1,440


         No research and development expenses were undertaken by the Company in 2001 as the Company focused its activities on launching of Operation Morning Sun. No or minimal research and development expenses were recorded by the Company in 2000 and 1999 because such activities were funded by Tengtu China, the Company's joint venture partner.

General and Administrative Expenses
-----------------------------------

                     2001                      2000                  1999
                    ------                    ------                ------
                  $2,014,899                $1,537,833            $699,582

         General and administrative expenses increased in 2001 from fiscal 2000 due to increased activities in Tengtu United associated with the launch of Operation Morning Sun. General and administrative expenses increased in 2000 from fiscal 1999 primarily due to approximately $300,000 in financing costs incurred for the $1.5 million convertible debenture sold in 2000, Edsoft H.K.'s start-up expenses and the introduction of the "Total Solution" platform.


Related Party Consultants
-------------------------


                     2001                      2000                  1999
                    ------                    ------                ------
                  $ 829,772                 $1,492,813            $ 774,879

         Related party consultants' expense decreased in 2001 from fiscal 2000 primarily due to the reversal of certain expenses accrued in 2000 in the amount of $300,000. Related party consultants' expenses increased in 2000 from fiscal 1999 primarily due to non-cash compensation expense of $750,000 and accrued consultant fees of $80,000 for an Officer.


Bad Debt
--------

                    2001                      2000                   1999
                   ------                    ------                 ------
                  $163,684                  $ (8,984)              $143,347

         Bad debt expenses in 2001 relate to products and services sold earlier in the year by Tengtu United as Operation Morning Sun was launched. There was a bad debt recovery of $8,984 in fiscal 2000 from an over-provision of $143,347 in fiscal 1999.


Advertising Expense
-------------------

                    2001                      2000                   1999
                   ------                    ------                 ------
                  $ 39,406                  $ 28,991               $   19

         Limited amounts were spent in 2001 and 2000 on advertising to promote the "Total Solution" platform in China. Advertising expenses were minimal in fiscal 1999 due to the downsizing and product refocusing of Tengtu United's operations.

Selling Expense
---------------

                    2001                      2000                  1999
                   ------                    ------                ------
                  $602,132                  $ 74,819              $ 52,671

         In each fiscal year selling expenses related almost entirely to the launch of Operation Morning Sun by Tengtu United and in 2001 is also attributable to setting up offices in various provinces and providing training to purchasers. Limited amounts were spent in 2000 and 1999 due to downsizing and product refocusing of Tengtu United's operations on the "Total Solution" platform. As the "Total Solution" platform was made available and Phase I of Operation Morning Sun was launched in 2001, selling costs increased accordingly.


Depreciation and amortization
-----------------------------

                    2001                      2000                  1999
                   ------                    ------                ------
                  $ 55,910                  $ 58,698              $ 43,217

         During the downsizing and product refocusing of Tengtu United's operations in 1999 and 2000, joint venture partner Tengtu China took over management of Operation Morning Sun on behalf of the joint venture. Accordingly, the Company has not made any significant purchases of equipment in the past three years and depreciation and amortization expenses have remained at consistent, low levels.


Equity earnings in investee
---------------------------

                    2001                      2000                  1999
                  ------                    ------                ------
                $ 219,488                  $(80,147)            $(65,274)

         The equity earnings in investee relate to the Company's investment in Iconix. The 2001 balance reflects a distribution received from Iconix on the sale of its assets of $219,488.

Interest expense
----------------

                   2001                      2000                   1999
                  ------                    ------                 ------
                $(176,111)                $(1,311,373)              $  0

         Interest expense of $(1,311,373) in fiscal 2000 was due to a non-cash interest expense on the convertible debenture issued during that year.

Other income
------------


                   2001                      2000                   1999
                  ------                    ------                 ------
                $ 632,974                 $ 2,240               $  35,585

         Other income in 2001 relates to a reversal of accrued amounts in the past years including a lawsuit with a former landlord that has been resolved with minimum liability.

Minority interest in subsidiary's loss
---------------------------------------


                   2001                      2000                       1999
                  ------                    ------                     ------
                  $   0                    $ (28,200)                 $   0


         The minority interest in subsidiary's loss of $28,200 in fiscal 2000 was due to the start- up loss of Edsoft H.K.. No minority interest in Tengtu United's operating profit or Edsoft H.K.'s losses was recorded as these two subsidiaries have deficits.


ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

         The Company operates through subsidiaries located in Beijing and Hong Kong, China; the administrative offices are located in Vancouver and Toronto, Canada. The Company grants credit to its customers in these geographic regions.

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

         The Company established an allowance for doubtful accounts at June 30, 2001 and 2000 of $200,097. The Company believes any credit risk beyond this amount would be negligible.

         At June 30, 2001, the Company had approximately $1,017,700 of cash in banks uninsured.

         The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

         For the fiscal year ended June 30, 2001, approximately 86% of sales were generated through Tengtu United. Receivables related to these sales transactions are grouped together with amounts due from a related party, Tengtu China, in the Company's financial statements. For the fiscal years ended June 30, 2000 and 1999, no customer accounted for more than 10% of total sales.

MARKET RISK SENSITIVE INSTRUMENTS

         The following information is provided as of June 30, 2001.

FINANCIAL INSTRUMENTS                    CARRYING VALUE            FAIR VALUE
---------------------                    --------------            ----------

Instruments Entered into for
Trading Purposes

         None

Instruments Entered into for
Other than Trading Purposes

     Cash and Cash Equivalents
              United States                $     8,681             $     8,681
              Foreign                        1,017,719               1,017,719
                                           -----------             -----------
                       Total               $ 1,026,400             $ 1,026,400
                                           ===========             ===========

     Accounts and other Receivables, Net
              United States `              $         0             $         0
              Foreign                        6,818,509               6,818,509
                                           -----------             -----------
                       Total               $ 6,818,509             $ 6,818,509
                                           ===========             ===========

     Accounts Payable
              United States                $         0            $         0
              Foreign                        3,510,181              3,510,181
                                           -----------            -----------
                       Total               $ 3,510,181            $ 3,510,181
                                           ===========            ===========

         These financial instruments are short-term and are not subject to significant market risk. Substantially all financial instruments are settled in the local currency of each subsidiary, and therefore, the Company has no substantial exposure to foreign currency exchange risk. Cash is maintained by each subsidiary in its local currency.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

         The Company's financial statements described below and the reports of independent auditors thereon are set forth following the Index to Financial Statements on page F-1 of this report:

         Report of independent auditors                                     F-1

         Consolidated balance sheets at June 30, 2001 and 2000              F-2

         Consolidated statements of operations and comprehensive
         income (loss) for each of the three years in the
         period ended June 30, 2001                                         F-3

         Consolidated statements of shareholders' equity for each of
         the three years in the period ended June 30, 2001                  F-4

         Consolidated statements of cash flows for each of the three
         years in the period ended June 30, 2001                            F-5

         Notes to consolidated financial statements                   F-6 - F-22

SUPPLEMENTARY FINANCIAL INFORMATION
-----------------------------------

Selected Quarterly Financial Data

         The following supplementary financial information is provided for the periods since the Company has been required to report on Form 10-Q.



                                            2001                                2000
                                            ----                                ----
                  June 30,   March 31,   Dec. 31,    Sept. 30,  June 30,    March 31,   Dec. 31,   Sept. 30,
                  --------   --------   ---------    ---------  --------    --------   ---------   ---------
Revenues          $3,259,746 $1,450,879 $ 359,379    $1,143,44 $ (207,977) $   24,498  $ 149,500   $392,004

Gross
Profit            $2,149,830 $  818,748 $  46,291    $  107,47$   (41,141) $ (115,410) $ (51,129)  $184,536

Gross
Profit
Margin                 66%         56%       13%           9%         80%       -471%       -34%        47%

Operating
Income
(Loss)            $1,762,914 $ (143,496) $(1,496,927) $(542,262) $(1,377,306) $ (828,086) $(775,551) $(361,090)

Net
Income
(Loss)            $2,507,622 $ (238,776) $(1,566,746) $(597,835) $(2,756,009) $(838,073) $(598,389) $(334,087)

Earnings
Per Share
 Basic                $0.09*      $(.01)      $(.065)   $(.025)       $(.13)     $(.04)     $(.03)      $(.02)
 Diluted              $0.09*      $(.01)      $(.065)   $(.025)       $(.13)     $(.04)     $(.03)      $(.02)

* earnings per share is based on weighted average number of common shares outstanding. However, the number of common shares outstanding changed significantly during the fourth quarter of 2001. Earnings per share for the quarter ended June 30, 2001, based on the 45,089,673 shares outstanding at June 30, 2001, is $0.056 per share.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------- -----------------------------------------------------------------------

         The Company's accountants have not resigned or declined to stand for re-election and have not been dismissed in the past two fiscal years or during the subsequent period.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

         The following are the names, ages and current principal position(s) and office(s), if any, with the Company of each of its current Directors. Each of the Directors set forth below was nominated for re-election at the annual shareholders meeting on November 27, 2000, and was elected on that date.


                                      CURRENT PRINCIPAL POSITION(S)
NAME                     AGE          AND OFFICE(S)
--------------------------------------------------------
Pak Kwan Cheung          51           Chairman of the Board of Directors and
                                      Chief Executive Officer

Jing Lian                49           Vice President and Director

John D. Watt             55           Director and Executive Vice President

Michael Nikiforuk        47           Director

Gordon Reid              59           Director

Zhang Fan Qi             43           Director

Barry Clark              60           Director

         The following is a description of the qualifications and experience of each of the Company's current Directors:

PAK KWAN CHEUNG is the Chairman of the Board of Directors and Chief Executive Officer. During the past five years, Mr. Cheung has served and continues to serve as President of Bluelake Industries, Ltd., Seattle, Washington, and Comadex Industries, Ltd., Vancouver, Canada ("Comadex"). Both companies are computer technology and software firms. Mr. Cheung has served as the Company's Chairman of the Board and Chief Executive Officer since June, 1996. Mr. Cheung received an M.B.A. degree from University of British Colombia and was the founder of Comadex and Bluelake Industries, Ltd. Mr. Cheung has 25 years experience in computer hardware, software and systems integration, principally in China.


JING LIAN is a member of the Company's Board of Directors and a Vice-President. During the past five years, Mr. Lian has been Vice-President of Bluelake Industries, Ltd., Seattle, Washington. Mr. Lian has served as a Director and Vice President since June 1996. Mr. Lian is also the President of TIC Beijing and is the founder and Secretary of the Chinese Educational Software Council. Mr. Lian received an M.S. degree in Computer Science from Tsing Hua University, Beijing, China. Mr. Lian was a also visiting scholar at the University of Washington, Seattle, Washington.

JOHN D. WATT is a member of the Company's Board of Directors and Executive Vice President. Since July 1, 2001, Mr. Watt has been the Company's acting President. Mr. Watt has been President of John D. Watt & Associates, Ottawa, Canada, from 1995 to July 1, 2001. Mr. Watt has served as a Director since June, 1996 and was elected Executive Vice President on September 15, 2000 by the Company's Board of Directors.

MICHAEL NIKIFORUK, is a member of the Company's Board of Directors. Since May 1, 2001, Mr. Nikiforuk has acted as a consultant to Intravest Capital Group. From October 2000 to April 30, 2001, Mr. Nikiforuk served as a consultant to Visual Bible International, Inc. From September 1, 2000 to October 2000, Mr. Nikiforuk served without salary as the Company's Executive Vice President. From January 1, 2000 to August 31, 2000, he was a consultant to Capital Markets. From December 1998 through December 1999, Mr. Nikiforuk was Vice President, Investor Relations, of Ivynet, Inc., a publicly traded communications company. During the two and one-half years prior thereto, Mr. Nikiforuk was the Executive Vice President of Banro Explorations in Toronto, Canada and has been responsible for equity financing and investor relations at Transarctic Petroleum Corporation. Mr. Nikiforuk has served as a Director since, April, 1997.

GORDON REID is a member of the Company's Board of Directors. During the past five years, Mr. Reid has served as President of Gencon Investments, Ltd. Mr. Reid has served as a Director since June, 1996 and is also a Director of Systech Retail Systems, Inc. and Lariat Property Corp.

ZHANG FAN QI is a member of the Company's Board of Directors. During the past five years, Zhang Fan Qi has served as Chairman of Beijing Oriental Lian Fa Technology & Trade Group, Co. Ltd., an owner of 51% of Tengtu China, the Company's joint venture partner. Zhang Fan Qi is also the owner of Beijing Tengtu Tian Di Network Co., Ltd. Zhang Fan Qi has served as a Director since August, 1999.

BARRY CLARK is a member of the Company's Board of Directors and was the Company's President from August 1997 through March 2000. For the five years prior thereto, Mr. Clark was an Executive Vice President of ISB, Canada's largest outsourcing Company, a Vice President of three divisions of Unisys, Canada and President of B.D. Clark & Associates. Mr. Clark has 30 years of experience in the information technology business with IBM Canada where he was a Vice President for 15 years. Mr. Clark has been a Director since April, 1997.

         The following are the names, ages and current principal position of the Company's executive and significant Officers who do not also serve as Directors and therefore, are not listed above:

                                                   CURRENT PRINCIPAL
NAME                           AGE                 POSITION(S) AND OFFICE(S)
----------------------------------------------------------------------------
Thomas Pladsen                 41                  Chief Financial Officer

James Zhang                    37                  Controller

THOMAS PLADSEN was appointed as the Chief Financial Officer on July 31, 2001. Since March 2001, Mr. Pladsen has also served as the Chief Financial Officer Cimatec Environmental Engineering Inc., a public manufacturing company. From August 1999 to February 2001 Mr. Pladsen he was a consultant to several publicly traded companies. From January 1999 to July 1999 Mr. Pladsen was the Chief Financial Officer of Online Direct Inc., a public software development company. Prior thereto Mr. Pladsen served as the Chief Financial Officer of Great Lakes Minerals Inc., Newmex Mining Company and Santa Cruz Gold Inc., a group of public mining and exploration companies.

JAMES ZHANG, the Company's Controller, joined the company on June 25, 2001. Since March 1998, Mr. Zhang has also served as the Corporate Controller for Cornel Trading (Canada) Corp. Prior thereto, Mr. Zhang held the position of General Manager of the Accounting Division of The Winroc Corporation. Mr. Zhang is a member of Certified General Accountants in Canada and has a Executive MBA degree in International Trade and Finance.

FAMILY RELATIONSHIPS

         There are no family relationships among the Directors or Executive Officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         During the past five years, none of the Company's Directors or Executive Officers has:

         (1) had a petition under the Federal bankruptcy laws or any state insolvency law filed by or against him, nor had a receiver, fiscal agent or similar officer appointed by a court for his business or property;

         (2) been general partner or executive officer of a business at the time a bankruptcy petition was filed by, or against it, or a receiver, fiscal agent or similar officer was appointed by a court for it or its property;

         (3) been convicted in a criminal proceeding and are not currently a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

         (4) been subject to an order, judgment or decree, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

         (5) been subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in, or be associated with persons engaging in the following activities: acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; or

         (6) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, or the Commodity Futures Trading Commission, to have violated a federal of state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         The Company is not aware of any failure to file beneficial ownership reports required by Section 16(a).

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

COMPENSATION OF DIRECTORS

         No cash compensation was paid to any of the Company's Directors during the fiscal year ended June 30, 2001 in their role as Directors of the Company.

         Pursuant to a resolution passed by the Company's Board of Directors on April 27, 1997, each outside Director, who is not an employee or consultant, is entitled to the following compensation:

         Annual Fee: $6,000
         Each Board of Directors meeting attended: $500
         Each Board of Directors Committee meeting attended: $250

         No cash compensation pursuant to the April 27, 1997 resolution has been paid to any Director.

STOCK OPTIONS

         Under the Company's Stock Option Incentive Plan, Directors may receive options to purchase common stock. No options may be granted at less than fair market value on the date of the grant. No options were granted to Directors for the fiscal year ended June 30, 2001.

EXECUTIVE COMPENSATION

         Cash compensation of $210,000 was paid to the Company's Executive Officers during the fiscal year ended June 30, 2001. On March 29, 1999, the Company adopted a deferred compensation plan for future payment of past due amounts. Pursuant to the deferred compensation plan, all compensation to Executive Officers is to be deferred until the Company receives certain amounts of financing. At that time, the Company will begin paying salaries or consulting fees at the agreed-upon rate and 90% of the payments will be applied to current obligations and 10% to past due compensation and fees which have been deferred. In the interim, the Company has advanced $90,000 to Jack Lian, a Director and Vice President of the Company. The total compensation deferred as of June 30, 2001 is $1,909,794.

SUMMARY COMPENSATION TABLE

         The following table provides information relating to compensation for the fiscal years ended June 30, 1999, 2000 and 2001 for the Chief Executive Officer and compensation payable to another highly compensated executive officer whose total salary and bonus (as determined pursuant to SEC rules) exceeded $100,000 (determined by reference to fiscal 2001) (collectively, the "Named Executive Officers"). The amounts shown include compensation for services in all capacities provided to the Company. With respect to the Chief Executive Officer, the salary listed represents an amount he is entitled to receive as his compensation has been deferred. With respect to Mr. Watt, his compensation was deferred in 1999 and 2000; $90,000 was paid in 2001 and $30,000 was deferred. With respect to Mr. Mavroudis, it should be noted that the salary listed has been annualized and that the Company began paying compensation to him in April, 2000.


                  ANNUAL COMPENSATION                                                       LONG-TERM COMPENSATION AWARDS
                                                                                                                       All
Name                                                       Other                      Securities                      Other
and                                                        Annual   Restricted        Underlying          LTIP       Compens
Principal                                                  Compen-     Stock           Options/         Payouts      -ation
Position          Year     Salary              Bonus       sation     Awards ($)        SARs(#)           ($)          ($)
------------------------------------------------------------------------------------------------------------------------------

Pak Kwan Cheung     2001   $  128,400            0            0   $        0               0               0            0
Chief Executive     2000      128,400            0            0      750,000(2)            0               0            0
Officer (1)         1999            0(2)         0            0            0         300,000(3)            0            0

John Watt           2001   $  120,000            0            0            0               0               0            0
Executive Vice      2000   $ 120,0000            0            0            0               0               0            0
President           1999   $  120,000            0            0            0          75,000(4)            0            0

Gregory Mavroudis   2001   $  120,000            0            0            0(6)       75,000(7)            0            0
Executive Vice      2000      120,000            0            0            0(6)            0               0            0
President (5)       1999            0            0            0            0               0               0            0


(1) Pak Kwan Cheung's services are retained by the Company through a consulting contract with Comadex entered into in October 1999. Comadex has not been paid any monies during the fiscal years ended June 30, 2000 and 2001 under the contract. The amount listed represents compensation it is entitled to under the agreement.

(2) Pursuant to the contract between the Company and Comadex, all past due compensation to Pak Kwan Cheung was discharged in exchange for 3,000,000 shares of Company common stock with a value of $.25 per share on the date of the grant.

(3) 300,000 options to purchase the Company's common stock were granted to Pak Kwan Cheung during the fiscal year ended June 30, 1999 with an exercise price equal to the fair market value at the time of $.218 per share.

(4) 75,000 options to purchase the Company's common stock were granted to John Watt during the fiscal year ended June 30, 1999 with an exercise price equal to the fair market value at the time of $.218 per share.

(5) Gregory Mavroudis' services have been retained by the Company through a consulting agreement with 1334945 Ontario Limited dated April 1, 2000.

(6) The consulting agreement with 1334945 Ontario Limited calls for the issuance of 350,000 shares of common stock over the term of the agreement, 237,500 of which have vested.

(7) 75,000 options to purchase the Company's common stock were granted to Gregory Mavroudis pursuant to the 1334945 Ontario Limited contract with an exercise price equal to the fair market value at the time of the grant of $0.218 per share.


         No stock options, SARs or Long Term Incentive Plan grants were made to or exercised by the Named Executive Officers during the fiscal year ended June 30, 2001.

EMPLOYMENT OR CONSULTING CONTRACTS WITH EXECUTIVE OFFICERS AND DIRECTORS

COMADEX INDUSTRIES LTD.

         Effective October 1999, the Company entered into a consulting agreement with Comadex to retain the services of Pak Kwan Cheung as the Company's Chairman of the Board of Directors and Chief Executive Officer. The agreement may be summarized as follows: (1) Comadex will receive a base salary of $10,700 per month, commencing November 30, 1999, inclusive of the Canadian General Services Tax; (2) Beginning October 15, 2000, the Compensation Committee of the Board of Directors can increase the base salary up to a maximum of $10,000 per year; (3) For past due services of Mr. Cheung, the principal of Comadex, from July 1996 through October 15, 1999, and the seven weeks thereafter, Comadex shall be paid the rate of $10,000 per month, and is to receive 3,000,000 shares of restricted stock, which was the amount determined by the Compensation Committee. The Company's common stock was trading at approximately $.10 per share in October 1999; (4) Comadex shall receive an incentive of 1% of the capital raised in excess of $3,000,000 by Mr. Cheung for the Company or any company subsidiary that is 50% or more owned by the Company. The Board of Directors has made no award to Mr. Cheung for capital raised in the year ending June 30, 2001; (5) Comadex shall receive 1% of the Company's net profits if the Company exceeds pre-set profit targets and its audited pre-tax profits exceed that target(s). No such targets have been set as of June 30, 2001 by the Board of Directors; (6) Comadex shall receive certain payments in the event the agreement is terminated without cause or if the Company is merged into or acquired by another company.

JING LIAN

         The Company entered into an agreement with Jing Lian, effective January 1, 1996, for Mr. Lian to serve as a Vice President at an annual salary of $80,000. The agreement also provides for the possibility of performance and incentive bonuses.


1334945 ONTARIO LIMITED

         On April 1, 2000, the Company entered into a consulting agreement with 1334945 Ontario Limited ("Ontario") to retain the services of Gregory Mavroudis, Ontario's principal, as the Company's Executive Vice President of Business Development. The agreement may be summarized as follows: (1) The agreement has a term of two years with a probationary period ending on September 30, 2000. The Company had the option to terminate the agreement at the end of the probationary period with notice provided by September 1, 2000. The Company elected not to terminate the agreement; (2) Ontario is to receive $10,000 per month for the term of the agreement; (3) Ontario is to receive 250,000 shares of Company stock of which 25,000 shares is to vest at the six month anniversary of the agreement, 112,500 at the twelve-month anniversary and an additional 112,500 at the twenty four month anniversary; (4) Ontario is to receive options to purchase 37,500

Company shares within 90 days of the six month anniversary of the agreement and an additional 37,500 options between 90 and 180 days after the six month anniversary of the agreement. The agreement also provides for additional options once a new stock option plan is adopted by the Company's Board of Directors; (5) the Company may terminate the agreement at any time for cause and with a penalty without cause; and (6) Both Ontario and Mavroudis are subject to non-competition, non-solicitation and confidentiality obligations. The agreement was amended to increase the number of shares of the Company stock Ontario is to receive by 100,000; to increase the number of options to purchase shares by 100,000 and to increase the termination penalty with cause to $120,000 if the Company's share price is below $3.00.


SIMON HUI

         The Company's former Controller's employment contract was approved by the Board of Directors on October 30, 2000. Pursuant to that contract, the Mr. Hui was granted 150,000 shares of the company's common stock for which a charge to compensation expense of $79,650 and a retroactive bonus of $39,404 were accrued at the quarter ended December 31, 2000 and remain unpaid as at June 30, 2001. Mr. Hui resigned effective June 30, 2001.

ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS
-----------------------------------------------------------------------------

         The following members of the Compensation Committee of the Company's Board of Directors served as officers or employees during the fiscal year ended June 30, 2001:

Name                                        Position
--------------------                ------------------------------
Jing Lian                           Vice President of the Company;
                                    President of TIC Beijing Digital
                                    Pictures Co., Ltd.

Barry Clark                         Director

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
-------------------------------------------------------------

           REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS OF TENGTU INTERNATIONAL CORP.

         The primary purpose of this Committee is to develop executive compensation policies and practices which coincide with and enhance the business plans and strategies which the Company undertakes in connection with the pursuit of its business objectives.

         During the past several years, this Committee has almost exclusively followed a policy of rewarding its senior executives with compensation packages consisting of salaries, stock and options which are determined upon the basis of the following factors: ability to assist in growing the Company's business, ability to assist in fundraising activities, ability to effectively manage aspects of the Company's business and the Company's current and future earnings prospects. In determining the salary to be paid to the Company's Chief Executive Officer and its other senior executives, this Committee also considers, in addition to the foregoing factors, the comparative salaries paid to other Chief Executives and senior executives in similar companies.

         Because of the developing nature of the Company's business, the Committee has not yet used corporate performance as a measure of the Chief Executive Officer's, or other executive officer's compensation.

         In summary, it is this Committee's belief that the compensation policies that we have described in this report have served the best interests of the shareholders and the Company. Such policies have been designed to provide appropriate levels of compensation to the Company's senior executives based upon the particular combination of factors which apply to this Company. As and when those factors change, this Committee will make every effort to make adjustments to its policies in a manner which will provide fair and reasonable levels of compensation and appropriate incentives to its executives, while continuing to be in the best interests of the shareholders and the Company.

Respectfully submitted,

The Compensation Committee

/s/ BARRY CLARK

/s/ MICHAEL NIKIFORUK

/s/ JING LIAN

/s/ GORDON REID

COMPARISON OF TOTAL SHAREHOLDER RETURNS
---------------------------------------

         The following charts show the cumulative performance for the Company's Common Stock over the last five years compared with the performance of the Nasdaq Composite and Technology Industry Group Performance Composite. The first chart assumes $100 invested as of September 3, 1996 in the Company's common stock and in each of the named indices. The performance shown is not necessarily indicative of future performance.



                  Tengtu                    Nasdaq                     Industry
Date              Return                    Index                      Index
----              -------                   -------                    --------
                    100                       100                        100
06/30/97             16                       126                        141
06/30/98              4                       166                        183
06/30/99              3                       235                        289
06/30/00             23                       347                        156
06/30/01             26                       187                         99



                  Tengtu                    Change
                  Stock                     from prior                                   Calculated
Date              Price                     period                     % chg.              Return
----              ------                    ----------                 ------           -----------
9/3/96              5                                                   Base                 100
6/30/97            0.82                       -4.18                    -83.60%                16
6/30/98           0.19                        -0.63                    -76.83%                 4
6/30/99           0.13                        -0.06                    -31.58%                 3
6/30/00           1.01                         0.88                    676.92%                23
6/30/01           1.32                         0.31                     30.69%                26


                  Nasdaq                    Change
                  Composite                 from prior                                           Calculated
Date              Index                     period                     % chg.                      Return
----              ---------                 ----------                 ------                    ----------
9/3/96            1142                                                 Base                      100
6/30/97           1442                      300                        26.27%                    126
6/30/98           1895                      453                        31.41%                    166
6/30/99           2686                      791                        41.74%                    235
6/30/00           3967                      1281                       47.69%                    347
6/30/01           2130                      1837                       46.31%                    187


                  Industry
                  Group                      Change
                  Performance               from prior                                           Calculated
Date              Technology                period                     % chg.                    Return
----              -----------               ----------                 ------                    -----------
9/3/96            614                                                  Base                      100
6/30/97           865                       251                        40.90%                    141
6/30/98           1,123                     259                        29.96%                    183
6/30/99           1,773                     650                        59.82%                    289
6/30/00           959                       814                        -45.92%                   156
6/30/01           608                       351                        -36.61                    99


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

         The following table sets forth information furnished to the Company with respect to the beneficial ownership of the Company's common stock by each executive officer and Director named below as of June 30, 2001. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.



TITLE                                           AMOUNT AND NATURE OF         PERCENT OF
OF CLASS          NAME OF BENEFICIAL OWNER      BENEFICIAL OWNERSHIP            CLASS
--------          ------------------------      --------------------         ----------
$.01 par          Pak Cheung (1)                     4,170,750                     8.9%
common

$.01 par          Jing Lian (2)                      1,170,750                    2.54%
common

$.01 par          John D. Watt (3)                   112,000                      0.24%
common

$.01 par          Michael Nikiforuk (4)              99,000                       0.22%
common

$.01 par          Zhang Fan Qi                       1,035,714                    2.22%
common

$.01 par          Gordon Reid (5)                    393,224                      0.84%
common

$.01 par          B.D. Clark & Associates,           797,500                      1.7%
common            Inc. (6)


(1) Includes 300,000 shares of common stock issuable upon exercise of stock options at $.218 per share granted on March 29, 1999 under the Company's Incentive Stock Option Plan.

(2) Includes 300,000 shares of common stock issuable upon exercise of stock options at $.218 per share granted on March 29, 1999 under the Company's Incentive Stock Option Plan.

(3) Includes 75,000 shares of common stock issuable upon exercise of stock options at $.218 per share granted on March 29, 1999 under the Company's Incentive Stock Option Plan.

(4) Includes 75,000 shares of common stock issuable upon exercise of stock options at $.218 per share granted on March 29, 1999 under the Company's Incentive Stock Option Plan, but excludes 350,000 shares transferred to a trust administered by a third party and in which he disclaims any beneficial interest.

(5) Includes 75,000 shares of common stock issuable upon exercise of stock options at $.218 per share granted on March 29, 1999 under the Company's Incentive Stock Option Plan.

(6) B.D. Clark & Associates is owned equally by Barry Clark, and his wife. Includes 300,000 shares of common stock subject to options that are exercisable within 60 days.

         The following table shows certain information with respect to all persons who are not Executive Officers, Directors or nominees, known by the Company to beneficially own more than five percent of the Company's outstanding common stock as of June 30, 2001.


TITLE             NAME AND ADDRESS OF                    AMOUNT AND NATURE OF      PERCENT OF
OF CLASS          BENEFICIAL OWNER                       BENEFICIAL OWNERSHIP         CLASS
--------          ------------------------               --------------------      ----------
Debenture         Top Eagle Holdings, Ltd. - c/o (1)        3,000,000                6.43%
and warrant       Yugang Int'l Ltd., Room 3301-4,
                  26 Harbour Rd., Hong Kong

Common Stock      Orion Capital Inc.                       10,756,067 (2)             23.0%
                  Sherway Executive Center
                  310 North Queen Street
                  Suite 103N
                  Etobicoke, Ontario M9C 5K4
                  Canada


(1) Top Eagle currently holds a debenture convertible into the Company's common stock and warrants to purchase 1,500,000 shares of the Company's common stock. If Top Eagle were to convert its debenture and exercise all of its warrants prior to December 15, 2001, it would own approximately 3,000,000 shares of the Company's common stock. If it were to do so after December 15, 2001, but before December 15, 2002, Top Eagle would own approximately 2,250,000 shares of the Company's common stock.

(2) Does not include 70,000 shares owned by John D. Watt, the Company's Executive Vice President and a Director, which are pledged as collateral for a mortgage Orion has on a residence recently purchased by John Watt. Orion has advised us that Mr. Watt is current on his mortgage payments and disclaims any beneficial interest in those shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
--------  ----------------------------------------------------

         Due to the downsizing of the staff of Tengtu United in prior years, the operations of the venture during the years ended June 30, 2001 and 2000 were carried out by Tengtu China, which is partially owned by Zhang Fan Qi, one of the Company's Directors. At June 30, 2001 and 2000, Tengtu United has a balance due from the Tengtu China of approximately $6,462,900 and $170,100, respectively.

         During fiscal 2001, 2000 and 1999, respectively, the Company incurred consulting and related expenses of approximately $829,800, $1,493,000 and $775,000 from Officers and Directors of the Company or its subsidiaries or companies controlled by these Officers and Directors.

         In October, 1999, the Company and Comadex Industries, Ltd. entered into a consulting agreement for the employment of Pak Cheung as the Company's Chairman and CEO. Pursuant to that agreement Comadex received 3,000,000 common shares for past services rendered, resulting in a charge to related party consultants expense of $750,000. If Pak Cheung is able to raise $3,000,000 or more in capital for the Company or a 50% or more owned joint venture or subsidiary, Comadex shall receive an incentive of 1% of the capital raised in excess of $3,000,000. The Board of Directors has made no award to Mr. Cheung for capital raised in the year ending June 30, 2001.

         On September 9, 1999 a Company Director loaned $100,000 to the Company. The loan bore interest at 6% per annum and was due in twelve months. The loan was convertible at the option of the Company Director at the rate of $.35 per share, or into an aggregate of 285,714 shares of the Company's common stock. The loan was guaranteed by another Director of the Company. At the date of the loan, the Company's common stock was trading at $.25 per share, therefore the loan did not contain a beneficial conversion feature. This loan was converted to 285,714 shares in October 2000.

         On October 6, 2000, Iconix (which is 32% owned by the Company) was sold for $5,000,000 (Canadian). Barry Clark, who is a Director and who was the President of Iconix, and former employees of Iconix owned approximately 8% of the stock in the acquiring company.

         On October 1, 2000, the Company entered into a one-year agreement with Goodwill (a company which owns approximately 18% of Edsoft Canada). Goodwill agreed to use its best efforts to oversee, enhance and improve the business and profile of Edsoft Canada in exchange for 50,000 shares of the Company. The shares were valued at $48,400 and are to be expensed over one year. The charge to operations for the fiscal year ended June 30, 2001 was $36,300.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

         The following documents are filed as part of this report:

         (a)      Financial Statements

                  (1) The consolidated financial statements and schedules filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

                  (2) Financial statement schedule: The financial statement schedule filed as part of this report is listed under Part II, Item 8 of this Form 10-K.

                  (3) Exhibits: The exhibits listed in the accompanying index are filed as part of this report.

Exhibit
Number   Description
------   -----------
3.1 Articles of Incorporation (filed as part of The Company's Form 10 filed on May 25, 2000 and incorporated herein by reference);

3.2 By-Laws (filed as part of The Company's Form 10 filed on May 25, 2000 and incorporated herein by reference);

10.1 Tengtu International Corp. Investment Agreement with Swartz Private Equity, L.L.C. dated October 25, 2000 (filed as part of The Company's Form 10-Q filed on November 14, 2000 and incorporated herein by reference);

10.2 English Translation of Agreement between National Center for Audio Visual Education and Tengtu Culture and Education Electronics Development Co., Ltd. dated September 20, 2000 - referred to as "Operation Morning Sun" (filed as part of The Company's Form 10-Q filed on November 14, 2000 and incorporated herein by reference);

10.3 English Translation of Cooperation Agreement among the Chinese National Center for Audio/Visual Education of the Ministry of Education, Tengtu China and Legend Group (filed as part of The Company's Form 10-Q filed on November 14, 2000 and incorporated herein by reference);

10.4 English Translation of Qwai Zhou Normal University Attached High School Thousand Mega Campus Network System Agreement with Tengtu China and Qwai Zhou Qin Hwa Yuen Information Technology Development Co., Ltd. dated July 28, 2000 (filed as part of The Company's Form 10-Q filed on November 14, 2000 and incorporated herein by reference);

10.5 English Translation of Zhong Yau Normal College Campus Network Contract with Tengtu China dated September 10, 2000 (filed as part of The Company's Form 10-Q filed on November 14, 2000 and incorporated herein by reference);

10.6 English Translation of Inner Mongolia 1st High School Campus Network Contract with Tengtu China dated August 25, 2000 (filed as part of The Company's Form 10-Q filed on November 14, 2000 and incorporated herein by reference);

10.7 English Translation of Equipment Lease contract between TIC Beijing Digital Pictures Co., Ltd and Beijing Hwa Yue Advertisement Co., Ltd. dated August 8, 2000 (filed as part of The Company's Form 10-Q filed on November 14, 2000 and incorporated herein by reference);

10.8 1999 Non-Qualified Stock Option Incentive Plan (filed as part of The Company's Form 10 filed on May 25, 2000 and incorporated herein by reference);

10.9 English Translation of Microsoft Cooperation Agreement(filed as part of The Company's Form 10 filed on May 25, 2000 and incorporated herein by reference);

10.10 Consulting Agreement between The Company and B.D. Clark and Associates, Ltd. (filed as part of The Company's Form 10 filed on May 25, 2000 and incorporated herein by reference);

10.11 Tengtu United Joint Venture Agreement and the amendment thereto (filed as part of The Company's Form 10 filed on May 25, 2000 and incorporated herein by reference);

10.12 Employment agreement between The Company and Jing Lian (filed as part of The Company's Form 10 filed on May 25, 2000 and incorporated herein by reference);

10.13 Consulting agreement between Comadex Industries, Ltd. and The Company (filed as part of The Company's Form 10 filed on May 25, 2000 and incorporated herein by reference);

10.14 Top Eagle Holdings, Ltd. Convertible Debenture and Warrant Purchase Agreement (filed as part of The Company's Form 8-K dated December 23, 1999 and incorporated herein by reference);

10.15 Top Eagle Holdings, Ltd. Investor Rights Agreement (filed as part of The Company's Form 8- K dated December 23, 1999 and incorporated herein by reference);

10.16 Top Eagle Holdings, Ltd. Convertible Debenture (filed as part of The Company's Form 8-K dated December 23, 1999 and incorporated herein by reference);

10.17 Top Eagle Holdings, Ltd. Common Stock Warrant (filed as part of The Company's Form 8-K dated December 23, 1999 and incorporated herein by reference);

10.18 Independent Contractor Agreement among us, 1334945 Ontario Limited and Gregory Mavroudis dated April 1, 2000 (filed as part of The Company's Form 10-K dated September 28, 2000 and incorporated herein by reference);

10.19 Letter of Intent for Cooperation between Guandong Southern Natural Museum Co., Ltd. and TIC Beijing (filed as part of The Company's Form 10-K dated September 28, 2000 and incorporated herein by reference);

10.20 License Agreement between us and Netopia, Inc. dated June 21, 2000 (filed as part of The Company's Form 10-K dated September 28, 2000 and incorporated herein by reference);

10.21 Common Stock Warrant for 46,800 shares of common stock issued to Swartz Private Equity, L.L.C, dated January 9, 2001 (filed as part of The Company's Form 10-Q filed on May 15, 2001 and incorporated herein by reference);

10.22 English translation of February 13, 2001 Cooperation Agreement between National Center for Audio/Visual Education and Tengtu Culture and Education Electronics Development Co., Ltd. on Carrying out "Operation Morning Sun - Phase II" (filed as part of The Company's Form 10-Q filed on May 15, 2001 and incorporated herein by reference);

10.23 January 17, 2001 Letter of Agreement between the Company and the Centre for Education and Training (filed as part of The Company's Form 10-Q filed on May 15, 2001 and incorporated herein by reference);

10.24 Schedule of Exceptions (filed as part of The Company's Form 10-Q filed on May 15, 2001 and incorporated herein by reference);

10.25 English translations of April 9, 2001 Cooperation Agreement on Establishment of "Morning Sun Resources Center under National Center for Audio/Visual Education of Ministry of Education" and supplemental memorandum between Tengtu China and the Company (filed as part of The Company's Form 10-Q filed on May 15, 2001 and incorporated herein by reference);

10.26 English translation of Extension to Operation Morning Sun (filed as part of The Company's Form 10-Q filed on May 15, 2001 and incorporated herein by reference);

10.27 Letter of Intent between American Education Corporation("AEC") and the Company for the provision of content by AEC to be translated and used in the Company's Web portals dated April 2, 2001 (filed as part of The Company's Form 10-Q filed on May 15, 2001 and incorporated herein by reference);

10.28 Form of Registration Rights Agreement between The Company and investors in the private placement of June 14, 2001 (filed as part of The Company's Form S-1A filed on August 7, 2001 and incorporated herein by reference);

10.29 Registration Rights Agreement granted to Orion Capital Incorporated dated March 2, 2001 (filed as part of The Company's Form 10-Q filed on May 15, 2001 and incorporated herein by reference);

10.30 Additional Supplemental Agreement between Tengtu China and the Company dated April 25, 2001 relating to Exhibit 10.25 (filed as part of The Company's Form S-1A filed on August 7, 2001 and incorporated herein by reference);

10.31 Stock Purchase Agreement granting registration rights to Shen Anxin dated July 30, 2001 (filed as part of the Company's Form S-1 filed on August 13, 2001 and incorporated herein by reference);

10.32 Form of Extension Agreement between The Company and the additional Private Placement investors (filed as part of the Company's Form S-1 filed on August 13, 2001 and incorporated herein by reference);

10.33 ShanDong Province Cooperation Agreement dated August 17, 2001. (English Translation).

11.1     Statement re: Computation of Per Share Earnings

12.1     Statement re: Computation of Ratios

21.1     List of Subsidiaries

27.1     Financial Data Schedules

         (b) Reports on Form 8-K: The Company did not file any Current Reports on Form 8-K during the fourth quarter of its fiscal year ended June 30, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                TENGTU INTERNATIONAL CORP.



Date: September 28, 2001                        By: /s/ Pak Kwan Cheung
                                                    --------------------------
                                                    Pak Kwan Cheung, Chairman


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                           Principal Executive Officer


Date: September 28, 2001                   By: /s/ Pak Kwan Cheung
                                              ----------------------------
                                              Pak Kwan Cheung, Chairman and
                                              Chief Executive Officer

                                           Principal Financial and Accounting
                                              Officer


Date: September 28, 2001                   By: /s/ Thomas Pladsen
                                              -----------------------------
                                              Thomas Pladsen, Chief Financial
                                                 Officer


Date: September 28, 2001                   By: /s/ Zhang Fan Qi
                                              -----------------------------
                                              Zhang Fan Qi, Director

Date: September 28, 2001                   By: /s/ John Watt
                                              -----------------------------
                                             John Watt, Executive Vice President
                                             And Director


Date: September 28, 2001                   By: /s/ Michael Nikiforuk
                                              -----------------------------
                                              Michael Nikiforuk, Director


Date: September 28, 2001                   By: /s/ Jing Lian
                                              -----------------------------
                                              Jing Lian, Vice President and
                                              Director


Date: September 28, 2001                   By: /s/ Gordon Reid
                                              -----------------------------
                                              Gordon Reid, Director

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Tengtu International Corp.

We have audited the accompanying consolidated balance sheets of Tengtu International Corp. and its subsidiaries as of June 30, 2001and 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tengtu International Corp. and its subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.



                                                    Moore Stephens, P.C.
                                                    Certified Public Accountants

New York, New York
August 21, 2001,
except for Note 17,
as to which the date is
August 31, 2001






                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                       June 30,
                                                                       --------
                                     ASSETS
CURRENT ASSETS                                              2001          2000
                                                            ----          ----

    Cash and cash equivalents                          $  1,026,400    $    919,091
    Accounts receivable, net of
     allowance for doubtful accounts
     of $200,997 ($200,997 in 2000)                          16,578          36,009
    Due from related party                                6,462,887         170,123
    Prepaid expenses                                        500,082           3,715
    Inventories                                               2,452          18,071
    Other receivables                                       339,044           5,588
                                                       ------------    ------------
                   Total Current Assets                   8,347,443       1,152,597
                                                       ------------    ------------
    PROPERTY AND EQUIPMENT, net                             711,385         967,840
                                                       ------------    ------------
    OTHER ASSETS
     Notes receivable                                        71,940          71,940
     Advance to Director                                       --            60,011
     License fees                                           100,000         125,000
     Other assets                                              --            30,454
                                                       ------------    ------------
                                                            171,940         287,405
                                                       ------------    ------------
    TOTAL ASSETS                                       $  9,230,768    $  2,407,842
                                                       ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                   $    959,022    $  1,690,658
    Accrued expenses                                        380,684         419,160
    Related party loan payable                                 --           100,000
    Due to related party consultants                      1,625,026       1,415,026
    Short-term loan                                          94,150            --
    Other liabilities                                       451,299         414,197
                                                       ------------    ------------
                  Total Current Liabilities               3,510,181       4,039,041
                                                       ------------    ------------
OTHER LIABILITIES
     Related party loans payable                            255,297         255,490
     Convertible debenture, net of discount               1,274,030       1,194,334
                                                       ------------    ------------
                                                          1,529,327       1,449,824
                                                       ------------    ------------
COMMITMENTS [Note 8]

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, par value $.01
     per share; authorized 10,000,000 shares;
     issued -0- shares
    Common stock, par value $.01
     per share; authorized 100,000,000
     shares; issued 45,089,673 shares                       450,897         238,907
    Additional paid in capital                           18,832,469      11,871,444
    Accumulated deficit                                 (15,080,108)    (15,184,374)
    Accumulated Other Comprehensive Income (Loss):
      Cumulative translation adjustment                     (11,214)         (6,216)
                                                       ------------    ------------
                                                          4,192,044      (3,080,239)
    Less: Treasury stock, at cost,
      78,420 common shares                                     (784)           (784)
                                                       ------------    ------------
          Total Stockholders' Equity (Deficit)            4,191,260      (3,081,023)
                                                       ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $  9,230,768    $  2,407,842
                                                       ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.




                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED JUNE 30,


                                                   2001              2000          1999
                                                -----------       ----------       ----------

SALES                                           $ 6,213,450       $  358,026       $  624,121
COST OF SALES                                     3,091,102          506,864          769,608
                                                -----------       -----------      -----------
                                                  3,122,348         (148,038)        (145,487)
                                                -----------       -----------      -----------

OPERATING EXPENSES
  Research and development                           -                 -                1,440
  General and administrative                      2,076,158       1,537,833           699,582
  Related party consultants                         829,772       1,492,813           774,870
  Bad Debts (recovery)/expense                      163,684          (8,984)          143,347
  Advertising                                        39,406           28,991               19
  Selling                                           602,132           74,819           52,671
  Depreciation                                       55,910           58,698           43,217
                                                -----------       -----------      -----------
                                                  3,767,062         3,184,170       1,715,146
                                                -----------       -----------      -----------
OTHER INCOME (EXPENSE)
  Equity earnings (loss) in investee                219,488           (80,147)        (65,274)
  Interest income                                    13,100            22,641           3,923
  Interest expense                                 (114,852)       (1,311,372)              -
  Other income                                      632,974             2,240          35,585
  Other expense                                      (1,731)          (29,839)              -
                                                -----------       -----------      -----------
                                                    748,979        (1,396,477)        (25,766)
                                                -----------       -----------      -----------
INCOME (LOSS) BEFORE MINORITY INTERESTS             104,266        (4,729,485)     (1,886,399)
MINORITY INTERESTS IN SUBSIDIARY'S
LOSS                                                 -                (28,200)             -
                                                -----------       -----------      -----------
NET INCOME (LOSS)                               $   104,266       $(4,701,285)     $(1,886,399)
                                                ===========       ============     ===========

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                            24,977,353        20,863,271       19,317,382
Common stock equivalents                          1,637,441             -                -
                                                -----------       -----------      -----------
Diluted                                          26,614,794        20,863,271       19,317,382

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                           $     0.004       $    (0.225)     $    (0.097)
Diluted                                         $     0.004       $    (0.225)     $    (0.097)


              The accompanying notes are an integral part of these
                       consolidated financial statements.




                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 and 1999
                                                                                                          Accumulated
                                                        Additional                                           Other
                                    Common Stock         Paid-in      Comprehensive      Accumulated      Comprehensive
                             Shares         Amount       Capital       Income(Loss)        Deficit         Income(Loss)
                           --------------------------------------------------------------------------------------------

Balance-June 30, 1998      19,297,10     $ 192,972    $  9,394,651    $ (8,596,690)     $     (9,335)
Issuance of common stock
 related to deferred
 compensation                180,500         1,805           8,258               0                 0
Amortization of deferred
 compensation related to
 stock options and common
 stock for services                           --                 0               0                 0                0
Other Comprehensive Income:
 Foreign currency adjustmen                   --                 0    $      2,583                              2,583
Comprehensive Income:
 Net loss                                     --                 0      (1,886,399)       (1,886,399)
                                                                      ------------
Comprehensive Income                                                    (1,883,816)
                         -----------  ------------    ------------    ============      ------------     ------------
Balance-June 30, 1999     19,477,607       194,777       9,402,909                       (10,483,089)          (6,752)

Issuance of common stock     963,000         9,630         166,095               0                 0                0
  for cash
Issuance of common stock
 for promissory notes        330,000         3,300          68,640               0                 0                0
Issuance of common stock
 for services              3,120,000        31,200         733,800               0                 0                0
Amortization of deferred
 compensation related to
 stock options and common
 stock for services           --                 0               0               0                 0                0
Paid-in capital related to
 convertible
 debenture                    --                 0       1,153,846               0                 0                0
Paid-in capital related to
 detachable warrant-
 debenture                    --                 0         346,154               0                 0                0
Other Comprehensive Income:
 Foreign currency adjustmen   --                 0               0             536                 0              536
Comprehensive Income:
 Net loss                     --              --              --        (4,701,285)       (4,701,285)            --
                                                                      ------------
Comprehensive Income                                                  $ (4,700,749)
                        ------------    ----------    ------------    ============      ------------     ------------
Balance-June 30, 2000     23,890,607       238,907      11,871,444                      $(15,184,374)    $     (6,216)


Issuance of common stock     636,871         6,369         140,144               0                 0                0
 for services
Loan conversion            7,301,526       105,349      2,106,067               0                 0                0
Issuance of common stock  13,260,669       100,272      3,878,925               0                 0                0
  for cash
Paid-in capital related to
 granted options and service       0             0         214,908               0                 0                0
Common shares
 to be issued for interest
 expense                          --             0          56,515
Paid-in capital related to
 warrants issued                  --             0         564,466               0                 0                0
Other Comprehensive Income:
Foreign currency adjustment       --             0               0    $     (4,998)                0     $     (4,998)

Comprehensive Income:
 Net income                       --          --                           104,266                            104,266
                                                                      ------------
Comprehensive Income                                                  $     99,268
                        ------------  ------------    ------------    ============      ------------     ------------
Balance - June 30, 2001   45,089,673  $    450,897    $ 18,832,469    $(15,080,108)                      $    (11,214)
                        ============  ============    ============    ============      ============     ============





                           Treasury                      Unamortized
                           Stock            Deferred    Stockholders'
                           At Cost      Compensation    Equity (Deficit)
                           --------------------------------------------
Balance-June 30, 1998   $       (784) $   (476,563)   $    504,251
Issuance of common stock
 related to deferred
 compensation                      0             0          10,063
Amortization of deferred
 compensation related to
 stock options and common
 stock for services                0       293,750         293,750
Other Comprehensive Income:
 Foreign currency adjustment       0             0           2,583
Comprehensive Income:
 Net loss                          0             0      (1,886,399)

Comprehensive Income
                        ------------  ------------    ------------
Balance-June 30, 1999           (784)     (182,813)     (1,075,752)
Issuance of common stock           0             0         175,725
  for cash
Issuance of common stock
 for promissory notes              0             0          71,940
Issuance of common stock
 for services                      0             0         765,000
Amortization of deferred
 compensation related to
 stock options and common
 stock for services                0       182,813         182,813
Paid-in capital related to
 convertible
 debenture                         0             0       1,153,846
Paid-in capital related to
 detachable warrant-
 debenture                         0             0         346,154
Other Comprehensive Income:
 Foreign currency adjustment       0             0             536
Comprehensive Income:
 Net loss                       --              --      (4,701,285)

Comprehensive Income
                        ------------  ------------    ------------
Balance-June 30, 2000           (784) $          0    $ (3,081,023)
                        ============  ============    ============

Issuance of common stock
 for services                      0             0         146,513
Loan conversion                    0             0       2,211,416
Issuance of common stock           0             0       3,979,197
  for cash
Paid-in capital related to
 granted options and services      0             0         214,908
Common shares
 to be issued for interest
 expense                           0             0          56,515
Paid-in capital related to
 detachable warrant -
 debenture                         0             0         564,466
Other Comprehensive Income:
Foreign currency adjustment        0             0          (4,998)

Comprehensive Income:
 Net income                       --           --          104,266

Comprehensive Income
                        ------------  ------------    ------------
Balance - June 30, 2001 $       (784) $          0       4,191,260
                        ============  ============    ============



        The accompanying notes are an integral part of these consolidated financial statements.



                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JUNE 30,


                                                         2001           2000          1999
                                                      ----------      ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                   $   104,266    $(4,701,285)   $(1,886,399)
Adjustments to reconcile net income (loss) to
 net cash used by operating activities:
   Depreciation and amortization                        286,468        266,614        292,808
   Provision for (recovery of) bad debt                    --           (8,984)       143,081
   Loss on investment at equity                            --           80,147         65,274
   Noncash compensation expense on
     shares issued for services                         987,846        947,813        303,813
   Noncash interest expense-
     convertible debenture                               79,695      1,194,334           --
   Changes in operating assets
   and liabilities
     Decrease(Increase)on operating assets:
       Accounts receivable                               19,431         22,398        (76,644)
       Due from related party                        (6,292,763)       138,208         (2,762)
       Prepaid expenses                                (496,368)        26,188          5,307
       Inventories                                       15,619         16,377        191,164
       Advances to suppliers                               --             --          122,415
       Other receivables                               (333,457)         7,757         13,382
       Due from investee                                   --             --           50,000
       Advance to Director                                 --          (30,011)       (30,000)
       Other assets                                      30,454         28,390        (44,307)
     Increase (Decrease)in operating liabilities:
       Accounts payable                                (731,636)        90,249         87,615
       Accrued expenses                                 (38,476)        14,384         53,019
       Due to related party consultants                 270,011        355,477        481,124
       Other liabilities                                131,253        366,267         (1,768)
                                                    -----------    -----------    -----------
   Net Cash Used by Operating Activities             (5,967,658)    (1,185,677)      (232,878)
                                                    -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                      (5,013)       (42,535)       (63,959)
                                                    -----------    -----------    -----------
  Net Cash Used by Investing Activities                  (5,013)       (42,535)       (63,959)
                                                    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from loans                                  2,107,000      1,858,064           --
 Cash received for shares issued                      3,978,200        175,725           --
                                                    -----------    -----------    -----------
  Net Cash Provided by Financing Activities           6,085,200      2,033,789           --
                                                    -----------    -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (5,221)        (2,038)         2,583
                                                    -----------    -----------    -----------
INCREASE(DECREASE) IN CASH
  AND CASH EQUIVALENTS                                  107,309        803,539       (294,254)

CASH AND CASH EQUIVALENTS,
beginning of year                                       919,091        115,552        409,806
                                                    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of year              $ 1,026,400    $   919,091    $   115,552
                                                    ===========    ===========    ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                   Tengtu International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.       The Company

Tengtu International Corp. (the "Company") was incorporated in Delaware on May 6, 1988 as Galway Capital Corporation for the purpose of seeking potential ventures. On May 24, 1996 the Company changed its name to Tengtu International Corp. The Company's main activities, which are carried out through its subsidiaries and investee, are the development and marketing of e-educational system software, system integration and sourcing and distribution of educational course content in China, Hong Kong and Canada.

2.       Significant Accounting Policies

         a)       Principles of Consolidation

The consolidated financial statements include the accounts of the Company and subsidiaries over which it owns more than a 50% equity interest. Significant inter-company balances and transactions have been eliminated on consolidation.

The Company contributed capital of $10,990,000 to a Chinese subsidiary in which the minority Chinese partner has a 43% interest. No portion of the $10,990,000 has been allocated to the minority as the joint venture agreement that concerns the subsidiary assigns all rights to that contribution to the Company. In accordance with Accounting Research Bulletin 51, the Company has charged to income the loss applicable to the minority interests that is in excess of the minorities' interests in the equity capital of the subsidiaries, including any guarantees or commitments from minority shareholders for further capital contributions.

In the case of its joint venture subsidiary, the Company and the minority interest holder agreed that the contribution of software and hardware by the minority interest to the joint venture had no fair market value at the time of the contribution. The joint venture, therefore, assigned a $0 value to these assets. The minority also contributed a contract to the joint venture that gives the joint venture the right to provide the Chinese public school system with certain educational materials, including software and textbooks. A value of $0 was assigned to the contract by the joint venture, as it could not create a reliable model of revenue streams or cash flows associated with the contract at the time of the contribution.

         b)       Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at June 30, 2001, and reported amounts of revenues and expenses during each of the three fiscal years then ended. Actual results could differ from those estimates.

                  Tengtu International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

         c)       Revenue Recognition

Revenue from the sale of hardware is recognized when the products are delivered to the customer. Revenue from the sale of software products, which do not require any significant production, modification or customization for the Company's targeted customers and do not have multiple elements, is recognized in accordance with paragraphs 7 and 8 of SOP 97-2. These paragraphs require four conditions to be present in order to recognize revenue: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the Company's fee is fixed and determinable and (4) collectibility is probable.

Revenue from software license fees is recognized on a straight-line basis over the term of the license.

Hardware and software are delivered to customers at or at approximately the same time. Software is generally installed within two weeks of delivery.

The hardware sold includes personal desktop computers, printers, network servers, monitors, modems, hard drives and other storage media and cables. The Company's software cannot be installed until the hardware is delivered. Therefore, a delay in delivery of hardware will delay the recognition of software sales revenues.

         d)       Inventories

Inventories are priced at the lower of cost, on a weighted-average basis, or market and consist primarily of computer hardware and software.

         e)       Long-lived Assets

Property and equipment are stated at cost. Depreciation is provided primarily by the straight- line method over the estimated useful lives of the assets. Other long-lived assets are amortized using the straight-line method over the contract life or the useful life, whichever is shorter.

         f)       Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

         g)       Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to determine deferred tax assets and liabilities. The deferred assets and liabilities are determined based upon the differences between financial reporting and tax bases of

                   Tengtu International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are assumed to reverse.

The Company files a consolidated return with its subsidiaries that are eligible to be consolidated. Separate provisions for income tax are calculated for subsidiaries that are not eligible for consolidation into the U.S. federal income tax return.

         h)       Loss per Share

Loss per common and common equivalent share is computed based on the weighted average number of common shares outstanding. Due to the antidilutive effect of the assumed exercise of outstanding common stock equivalents at June 30, 2000 and 1999, loss per share does not give effect to the exercise of these common stock equivalents in either year, but they are dilutive for the year ended June 30, 2001.

         i)       Advertising Expense

The Company expenses advertising costs as incurred.

         j)       Impairment

The Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment.

         k)       Foreign Currency Transactions/Translation

The functional currency of the Company's subsidiary and joint venture in China is the renminbi. The Company's Canadian subsidiary uses the Canadian dollar as its functional currency and its Hong Kong subsidiary uses the Hong Kong dollar as its functional currency. Foreign currency transactions are translated into the functional currency at the exchange rate prevailing on the date of the transaction. Material gains and losses from foreign currency transactions are reflected in the financial period in which the exchange rate changes. Foreign transaction gains and losses in the functional currencies are immaterial. Transactions denominated in other than the functional currencies are insignificant and, therefore, foreign currency transaction gains and losses in non-functional currencies are also immaterial.

Assets and liabilities of the financial statements of foreign subsidiaries and joint venture are translated into U.S. dollars utilizing the exchange rate at the balance sheet date, and revenues and expenses are translated using average exchange rates in effect during the year. Translation adjustments are accumulated and recorded as a separate component of stockholders' equity.

                  Tengtu International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


         k)       Foreign Currency Transactions/Translation (Continued)

The Chinese government imposes significant exchange restrictions on fund transfers out of China that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

         l)       Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents the change in equity of the Company during the periods presented from foreign currency translation adjustments.

         m)       Stock-based Compensation

On July 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" for stock options and similar equity instruments (collectively, "options") issued to employees; however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issues to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

         n)       Software Costs

Software development costs are capitalized if they are incurred after technological feasibility has been established. Purchased software is capitalized if it has an alternative future use. Research and development costs for new products or enhancement of existing software and purchased software that do not meet these requirements are expensed as incurred. Capitalized costs are amortized using the straight line method over the lesser of five years or the useful life of the related product.

                  Tengtu International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


3.       Property and Equipment

Property and equipment is comprised as follows:

                                                  June 30,

                                                  2001             2000
                                                  ----             ----
Computer hardware                                 $134,075         $131,590
Computer software                                    9,975            9,057
Furniture and fixtures                              45,650           53,770
Automobiles                                        206,553          206,553
Office equipment                                   109,489           95,528
Leasehold improvement                                  -0-           29,061
Idle equipment                                      73,305           73,305
Production equipment                             1,283,276        1,258,445
                                                 ---------        ---------
Total at Cost                                    1,862,323        1,857,309
Less: accumulated depreciation                  (1,150,938)        (889,469)
                                                 ---------        ---------
Net Property and Equipment                        $711,385         $967,840
                                                 =========        =========

Depreciation charged to operations for the years ended June 30, 2001, 2000 and 1999 was $261,471 $266,614, and $292,808 respectively, of which $192,342 ,
$207,916 and $214,601 was included in cost of sales for the years ended June 30, 2001, 2000, and 1999, respectively.

4.       License Fees

On June 21, 2000, the Company entered into a license agreement with Netopia, Inc. The agreement grants the Company a fee-bearing, nonexclusive license right to promote and otherwise market Netopia's website product and service to the Company's customers. The agreement shall continue in perpetuity until terminated by either party. The cost of the agreement of $125,000 is being amortized on a straight-line basis over five years. Amortization for the year ended June 30, 2001 was $25,000. No amortization was recorded for the year ended June 30, 2000 due to the short amortization period of nine days.

5.       Long Term Debt

On December 23, 1999, the Company received cash of $l,500,000 in exchange for a four year Floating Convertible Debenture ("Debenture") convertible into shares of the Company's $.01 par value common stock ("common Stock") and a separate Common Stock Warrant ("Warrant") for the purchase of 1,500,000 shares of common stock. The Debenture is due December 15, 2003 and provides for accrual of interest beginning December 15, 2000 at a rate equal to the best lending rate of The Hong Kong and Shanghai Banking Corporation plus two percent (approximately 9% at both June 30, 2001 and 2000).

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

                   Tengtu International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


The Warrant gives the holder the right to purchase 1,500,000 shares of the Company's common stock at $1.00 per share during the first year, $2.00 per share during the second year and $4.00 on any date thereafter. The Warrant shall become void three years after issuance. In connection with the purchase of the Debenture and Warrant, the Company and the holder entered into an Investor Rights Agreement which provides that on or before June 15, 2000, the holder may purchase additional convertible debentures for up to U.S.$3.5 million and receive additional warrants on substantially the same terms. The holder did not exercise these rights. The Investor Rights Agreement also provides the holder(s) of the Debenture, Warrant and or the shares issued upon conversion or exercise thereof with registration and certain other rights. The effective interest rate of the debenture is 8.5%.

Because no portion of the price paid by the holder was for the Warrants, the Warrants were assigned a value by the Company and the Debenture was discounted by that amount. The financial statements reflect entries of $346,154 for a discount to the Debenture and paid in capital for the Warrant. This value was assigned as follows. On the date that the Debenture and Warrant were sold to the holder, the Company's stock was trading at $1.60 per share and the Warrant was exercisable at $1.00. Therefore, the Warrant had a value between $0 and $.60 per share. The Company chose to value the Warrant at $.30 per share. The gross amount of the Debenture and Warrant were therefore $1.5 million (Debenture) plus $450,000 (Warrant - $.30 x 1,500,000) for a total of $1.95 million. Of the $1.95 million, the Warrant represents 23.08% ($450,000/$1.95 million). The discount to the Debenture was calculated by multiplying the percentage of the total represented by the Warrant (23.08%) by the total proceeds received from the sale ($1.5 million) . The discount to the Debenture was therefore equal to $346,154 and the Debenture was discounted to $1,153,846 ($1.5 million - $346,154).

On the date the Debenture was issued, the conversion price was $.50 and the market price was $1.60. The conversion feature was valued at the full adjusted amount of the Debenture, after valuation of the Warrant, of $1,153,846. Because the Debenture was immediately convertible, the full discount was charged to interest expense for the year ended June 30, 2000.

A group of private investors, in July 1999, advanced approximately $250,000 to Edsoft Platforms (Canada), Inc., one of the Company's subsidiaries, as a shareholder's loan, bearing a 10% interest rate. One half of the loan can be converted into common shares of the Company at $3 per share if the loan is not paid in full at the maturity date of July 27, 2002.

Annual maturities of the long-term debt are as follows:

                                    Year Ending
                                    June 30,
                                   -----------
                                    2002              $        0
                                    2003                 255,297
                                    2004               1,274,030
                                                      -----------
                                                      $1,529,327
                                                      ===========

                   Tengtu International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


6.       Income Taxes

For the current year, none of the Company's operating subsidiaries will be included in its federal income tax return as these are all foreign entities and are therefore ineligible for consolidation.

The Company has accumulated approximately $10,877,000 of operating losses that may be used to offset future federal taxable income. The utilization of the losses expires in years from 2006 to 2021.

Due to an ownership change in the year ended June 30, 1996, annual utilization of approximately $265,000 of the losses is expected to be limited to an estimated $60,000 by current provisions of Section 382 of the Internal Revenue Code, as amended.

As the Company is not liable for either current or deferred income taxes for the years ended June 30, 2001, 2000, and 1999, respectively, no provision is shown on the statement of operations. For U.S. tax purposes, the Company has recorded a deferred tax asset of approximately $3,698,000 at June 30, 2001 and $3,079,000 at June 30, 2000 due principally to net operating losses. A valuation allowance of an identical amount has been recorded as the Company believes that it is more likely than not that the losses will not be utilized. The allowance has the effect of reducing the carrying value of the deferred tax asset to $0. The valuation allowance increased approximately $619,500 and $1,266,000 during the years ended June 30, 2001 and 2000, respectively. The Company's Hong Kong subsidiary has recorded a deferred tax asset of approximately $73,500 at June 30, 2001 and $55,400 at June 30, 2000, totally offset by a valuation allowance due to the uncertainty of realization.

The Company is a U.S. company that operates through a branch office in Canada. As a U.S. company, it is required to file an income tax return and report those branch operations. The income tax returns have generated the above net operating losses.

The net operating losses for the Company's Chinese subsidiaries total approximately $2,531,800. Net operating losses in China can be carried forward for five years. The Company's Chinese net operating losses expire between 2002 and 2006. The net operating loss for the Hong Kong subsidiary is approximately $467,800 and expires only if there is an ownership change.

7.       Concentration of Credit Risk

The Company operates through subsidiaries located principally in Beijing and Hong Kong, China and an investee in Toronto, Canada; the administrative office is in Vancouver, Canada. The Company grants credit to its customers in these geographic regions.

The Company performs certain credit evaluation procedures and does not require collateral. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers,

                   Tengtu International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited.

The Company established an allowance for doubtful accounts at June 30, 2001 and 2000 of $200,097. The Company believes any credit risk beyond this amount would be negligible.

At June 30, 2001, the Company had approximately $1,017,700 of cash in banks uninsured. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

For the fiscal year ended June 30, 2001, approximately 86% of sales were generated through the contract contributed to the Company's joint venture subsidiary (see Note 2a). Receivables related to these sales transactions are grouped together with due from related party. For the fiscal years ended June 30, 2000 and 1999, no customer accounted for more than 10% of total sales.

8.       Commitments and Contingencies

         a) The Company has entered into operating leases for office space, none of which extend beyond June 30, 2002. The minimum rental payments on these leases for the year ending June 30, 2002 are $52,000.

Rent expense for the years ended June 30, 2001, 2000 and 1999 has been charged as follows:

                                                   Year Ended June 30,
                                            2001             2000        1999
                                            ----             ----        ----
General and administrative expense        $94,207          $62,671      $54,551
Selling expense                            69,747            6,281        8,900
Cost of sales                              35,433           33,945       52,114
                                         --------         --------     --------
Total rent expense                       $199,387         $102,897     $115,565
                                         ========         ========     ========

                   Tengtu International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)





The Company has contracts with various executives and consultants. The minimum cash compensation due under these contracts is as follows:


                                   Year Ending
                                   June 30,
                                   -----------
                                      2002                   218,400
                                      2003                   128,400
                                      2004                   128,400
                                      2005                    42,800
                                                            --------
                                                            $518,000
                                                            ========

         b) The Company is committed to contribute $1,010,000 to the joint venture and to begin making deferred compensation payments to its related party consultants upon the completion of its next major financing transaction. However, the timing of the payment of the deferred compensation and additional contributions is discretionary and not defined in any agreement. The Company's Board of Directors has not defined a "major financing transaction," and such definition will be wholly within its discretion.

         c) The Company is a party to a litigation in the normal course of business. In management's opinion, the litigation will not materially affect the Company's financial position, results of operations or cash flow.

         d) The Company's joint venture subsidiary has committed to install 15,000 units of one of its products under the contract with the Chinese public school system (see Note 2a). The partner of the Company's joint venture subsidiary has entered into a Memorandum of Intent with the Chinese Ministry of Education on behalf of the joint venture. The Memorandum establishes the China Broadband Education Resource Center )"CBERC") for the distribution of various educational tools to individual schools for an annual fee basis. The joint venture is committed to contributing approximately $10,000,000, as well as hardware and software, to CBERC.

9.       Foreign Operations

The Company operates principally in three geographic areas: China, Canada and Hong Kong. Following is a summary of information by area for June 30, 2001. For the years ended June 30, 2000 and 1999, the Company had minimal sales and incurred principally administrative expenses.

Net Sales to Unaffiliated Customers:          Rounded to nearest $000

         China                                       $5,995,000
         Canada                                               0
         Hong Kong                                      219,000
                                                     ----------
                                                     $6,214,000

Income (Loss) From Operations:
         China                                       $1,753,000
         Canada                                               0

         Hong Kong                                     (108,000)
Other income                                            865,000

                   Tengtu International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

General corporate expenses                        (2,406,000)
Net income as reported in the
  accompanying statements                         $  104,000

Identifiable Assets
         China                                    $7,906,000
         Hong Kong                                    27,000
General corporate assets                           1,298,000
Total Assets as reported in the
  accompanying                                    $9,231,000
balance sheet


There were no interarea sales in fiscal 2001. Identifiable assets are those that are identifiable with operations in each geographical area. General corporate assets consist primarily of cash, cash equivalents, fixed assets, and prepayment. Sales are attributed to areas based on location of customers.

10.      Related Party Transactions

Due to the downsizing of the staff of the Chinese joint venture in prior years, the operations of the joint venture during the years ended June 30, 2001 and 2000 were carried out by the minority Chinese partner. At June 30, 2001 and 2000, the Chinese subsidiary has a balance due from the minority Chinese partner of approximately $6,462,900 and $170,100, respectively.

During fiscal 2001, 2000 and 1999, respectively, the Company incurred consulting and related expenses of approximately $800,284, $1,493,000 and $775,000 from Officers and Directors of the Company or its subsidiaries or companies controlled by these Officers and Directors. No payments have been made for the amounts incurred for the years ended June 30, 2000 and 1999. $375,504 was paid for the year ended June 30, 2001.

Of the total expenses incurred, approximately $84,700 in 2001, $182,800 in 2000 and $243,750 in 1999 represent the value of common shares issued for services to Officers, shareholders or companies controlled by shareholders. The Officers entered into agreements with the Company in the year ended June 30, 1997 that entitled them to receive 500,000 and 100,000 shares, respectively, at the date the agreements were signed. Deferred compensation of $731,250 was recorded in the year ended June 30, 1997, and is being amortized over the three year term of each agreement.

In October, 1999, the Company and Comadex Industries, Ltd. entered into a consulting agreement for the employment of Pak Cheung as the Company's Chairman and CEO. Pursuant to that agreement Comadex received 3,000,000 common shares for past services rendered, resulting in a charge to related party consultants expense of $750,000. Conadex shall receive an incentive of 1% of the capital raised in excess of $3,000,000 by Mr. Cheung for the Company or any Company subsidiary that is 50% or more owned by the Company.

                   Tengtu International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

On September 9, 1999 a Company Director loaned $100,000 to the Company. The loan bore interest at 6% per annum and was due in twelve months. The loan was convertible at the option of the Company Director at the rate of $.35 per share, or into an aggregate of 285,714 shares of the Company's common stock. The loan was guaranteed by another Director of the Company. At the date of the loan, the Company's common stock was trading at $.25 per share, therefore the loan did not contain a beneficial conversion feature. This loan was converted to 285,714 shares in October 2000.

11.      Equity line

On October 25, 2000, the Company entered into an investment agreement with Swartz Private Equity L.L.C. ("Swartz") (the "Investment Agreement"). The Investment Agreement entitles the Company to issue and sell up to $30 million of the Company's common stock to Swartz subject to a formula based on the stock price and trading volume, from time to time over a three year period, following the effective date of a registration statement on Form S-1. The Company's registration statement on Form S-1 was declared effective by the Securities and Exchange Commission during the quarter ended December 31, 2000. The investment Agreement defines each issuance and sale as a "Put."

Under the Investment Agreement, Swartz will pay the Company a percentage of the market price for each share of common stock during the 20 business days immediately following the date the Company elects to sell stock to Swartz in a Put. For each share of common stock, Swartz will pay the Company the lesser of:

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

As consideration for making its financing commitment to the Company, Swartz was issued a warrant to purchase 1,200,000 shares of the Company's common stock exercisable at $.745 per share until October 25, 2005. The warrant was valued using the Black-Scholes option valuation model. The charge to operations for the year ended June 30, 2001 was approximately $93,100 (see Note 17).

12.      Stock Options

The Company's Board of Directors approved two stock option plans for its employees, consultants and Directors totaling 5,000,000 common shares. The first stock option plan was approved on December 29, 1998 for two million common shares. The second stock option plan was approved on August 31, 1999 for three million common shares. Both plans were approved by the shareholders of the Company.

                   Tengtu International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)



The maximum number of common shares granted to any individual under the two stock option plans is 300,000 common shares. The following were granted stock options under the first plan in March 1999 (1997 Plan):

         Pak Cheung, Chairman and CEO                300,000 common shares
         Barry Clark, President and Director         300,000 common shares
         Jack Lian, Director                         300,000 common shares
         Hai Nan, Former Director                    300,000 common shares
         Xiao Feng Lin, President,
             joint venture subsidiary                300,000 common shares
         Greg McLelland, Vice President              150,000 common shares *
         Simon Hui, VP Finance and Controller        75,000 common shares
         Michael Meakes, Vice President - Iconix     50,000 common shares
         Other Employees                             300,000 common shares **
         Gordon Reid, Director                       75,000 common shares
         John Watt, Director                         75,000 common shares
         Michael Nikiforuk, Director                 75,000 common shares


Total                                                2,300,000 common shares
                                                     =========

Simon Hui (75,000 common shares) and other employees (180,000 common shares) exercised options during the year ended June 30, 2000.

         * On April 8, 1997, the Company entered into an agreement with Gregory McLelland to provide consulting services and to serve as an Officer of the Company. The term of the agreement was three years. The agreement provides an annual cash salary, 100,000 shares of common stock upon signing of the agreement and options to purchase 50,000 shares of common stock annually for three years.

         ** To various employees of subsidiaries who are not Officers or Directors of the Company.

The shortfall in the 1997 Plan was made up from shares included in the 1999
Plan.

The following were granted stock options under the 1999 Plan and exercised them during the year ended June 30, 2000:

         Simon Hui, VP Finance and Controller        75,000 common shares

All of the stock options granted under the 1997 Plan, except for 150,000 issued to Greg McLelland, had an exercise price greater than the market price on the date of grant, and therefore, no compensation expense has been recognized for these options. The contractual life of the options under both plans cannot exceed ten years from the date of the grant. The Board of Directors determines the life, but has not yet done so for the options granted.

                   Tengtu International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


Greg McLelland was granted options on April 8, 1997 to purchase 150,000 shares of common stock at one-third of the market price of the stock at the date of the grant. The options vested equally over three years, beginning with the year ended June 30, 1997. At June 30, 2000, there is no remaining contractual life. Because the exercise price of the options was below the market price at the date of the grant, the Company has recorded deferred compensation expense of $150,000 in accordance with APB Opinion No. 25 and related interpretations. The deferral has been recognized ratably over three years, with $50,000 being charged to operations for the year ended June 30, 1999.

For the year ended June 30, 2000, certain employees exercised their options to purchase a total of 330,000 shares for $71,940. The shares were purchased by issuing promissory notes to the Company. The notes mature in five years. The notes are interest free in the first year and have an interest rate of 3% per annum for each subsequent year that the notes are outstanding. Partial or full repayment may be due prior to maturity if the employee sells part or all of the shares purchased. The repayment is equal to the ratio of the shares sold over the total shares purchased.

On August 1, 1999 the Company entered into a one year contract with a marketing consultant. As part of its fee, the consultant received three warrants from the Company, each representing 50,000 shares of the Company's common stock. Each of the warrants is exercisable for five years at the following dates and prices: a) warrant 1 - August 1, 1999 at $.75 per share; b) warrant 2 - February 1, 2000 at $1.50 per share and c) warrant 3 - August 1, 2000 at $3.00 per share.

The following table summarizes information concerning currently outstanding and exercisable stock options and warrants:

                                              Weighted
                                              Average
              Exercise     Outstanding at   Contractual        Exercisable
              Price        June 30, 2001       Life          At June 30, 2001
              --------     --------------   -----------     -----------------
Options       $.218        2,045,000       3.80 years        2,045,000
Options       $.325        150,000          .15 years          150,000
Options       $.968        150,000          .15 years          100,000
Options       $.220        100,000          .20 years          100,000
Warrants     $2.000        1,500,000        .84 years        1,500,000

                   Tengtu International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Warrants          $ .750            50,000        .05 years           50,000
Warrants          $1.500            50,000        .05 years           50,000
Warrants          $ .562         1,200,000       1.10 years        1,200,000
Warrants          $ .220            46,800        .05 years           46,800
Warrants          $3.000            50,000        .05 years           50,000

On September 15 and December 21, 2000, the Company granted non-transferable options to its legal counsel to purchase 150,000 and 100,000 shares, respectively, of common stock at the market price of the stock at the dates of the grant. The options are valued using the Black-Scholes option pricing model and resulted in a charge to operations of approximately $152,500.

On December 23, 1999, the Company granted non-transferrable options to its legal counsel to purchase 150,000 shares of common stock at $.325 per share, which approximated the market price of the stock at the date of the grant. There was no charge to operations as the value of the options, using the Black-Scholes option pricing model, was immaterial.

The agreements covering these options contain anti-dilution provisions to adjust the number of options and the exercise prices for various changes, as defined in the agreements, of the shares of the Company's common stock.

Had the Company elected to recognize compensation expense for all options granted to employees using the fair value method prescribed by SFAS 123, the Company's net loss and net loss per share would be the pro forma amounts indicated below:

                                          Year Ended June 30,
                                 2001               2000               1999
                                 ----               ----               ----
Net Income (Loss)
   as Reported                   $104,266        $(4,701,285)     $(1,886,399)
Pro Forma Net Loss                --                 --           $(2,376,299)
Loss Per Share as Reported        --                 --           $      (.10)
Pro Forma Loss Per Share          --                 --           $      (.12)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of stock options granted to employees used in determining pro forma amounts is estimated at $1.31 for Mr. McLelland's 150,000 options and $.15 for the remaining 1,850,000, for the year ended June 30, 1999.

                   Tengtu International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)



The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model for the pro forma amounts with the following weighted average assumptions:


                                                  June 30, 1999
                                                  -------------
Risk Free Interest Rate                                5.75
Expected Life                                          5.0
Expected Volatility                                   20.7%
Expected Dividends                                    None

13.      Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Values of Financial Instruments", requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

For certain financial instruments, including cash and cash equivalents, trade receivables and payable, and short-term debt, it was assumed that the carrying amount approximated fair value because of the near term maturities of such obligations. The fair values of long-term debt and long-term notes receivable were determined based on current rates at which the Company could borrow or advance funds with similar remaining maturities, which amount approximates their carrying value.

14.      Statements of Cash Flows Supplemental Disclosures

For the year ended June 30, 2001, the Company issued 285,714 shares of common stock through the conversion of a $100,000 loan from a Director. During the fiscal year ended June 30, 2001, the Company received $3,107,000 in loan proceeds. The loan with accrued interest, totaling $3,168,259, was converted to 10,537,529 shares of common stock during the year.

For the year ended June 30, 2000, the Company issued 3,120,000 shares of common stock in lieu of cash payments for certain services rendered. The value of such services was $765,000. The Company also issued 330,000 shares of common stock to employees exercising their stock options. The total price of the shares was $71,940 and was paid by the employees via promissory notes given to the company.
                                  June 30
                                  2001              2000             1999
                                  ----              ----             ----
Interest Paid                   $158,824             --               --
Income Tax Paid                    --                --               --

                   Tengtu International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


15.      Authoritative Pronouncements


The FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated, for example, gains or losses related to changes in the fair value of a derivative not designated as a hedging instrument are recognized in earnings in the period of the change, while certain types of hedging may be initially reported as a component of other comprehensive income (outside earnings) until the consummation of the underlying transaction.

SFAS No. 133, as amended by SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. The provisions of SFAS No. 133 are not to be applied retroactively to the financial statements of prior periods. Due to the Company's limited use of derivative financial instruments, adoption of Statement No. 133 has not had a significant effect on the Company's consolidated result of operations, financial position, or cash flows.

The FASB has issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" in July 2001. These statements will change the accounting for business combinations and goodwill in two significant ways. First, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Second, SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this SFAS, which for the Company will be July 1, 2001. The Company expects that adoption of SFAS No. 142 will not have a material impact on its financial statements.

16.      Allowance For Bad Debts

For the
 Year                               Charged
 Ended            Balance-          to               Charged to                         Balance
June 30,          Beginning         Expense          Other Accts.      Deductions       Ending
--------          ---------         -------          ------------      ----------       -------
2001              $200,097          $  ---           $   ----          $   ----         $200 097
2000              $209,081          $  (8,984)       $   ----          $   ----         $200,097
1999              $ 66,900          $143,081         $   ----          $   ----         $209,081


17. Subsequent Events

On August 28, 2001, counsel for the Company sent a letter to Swartz stating that the Company viewed its agreement with Swartz (see Note 11) to be null and void, and that all outstanding warrants issued to Swartz under the agreement are cancelled. The letter cited the March 31, 2001 Current Issues and Rulemaking Projects Quarterly Update issued by the Securities and Exchange Commission as the basis for the Company's action. On September 7, 2001, Swartz filed a complaint in the State of Georgia seeking to enforce the agreement. If Swartz is successful, the Company may be liable for various termination fees under the agreement, as well as other costs and damages. The Company has discussed this matter with its counsel, believes it has a strong defense and intends to vigorously defend itself against this complaint.

18.      Equity Investment

The Company owns approximately 32% of the common shares of Iconix International, Inc. ("Iconix") and accounts for this investment on an equity basis. The following is summarized financial information of Iconix as of June 30, 2001 and 2000 and for each of the three fiscal years in the period ended June 30, 2001.

                   Tengtu International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

                                                          2001          2000       1999

         Current assets                               $  44,790      $  70,000   $697,140
         Non current assets                             353,274        206,473    273,994
         Current liabilities                             26,692        221,656    210,524
         Non current liabilities                        353,274           0           0
         Net sales                                      147,939        613,082  1,720,752
         Gross profit                                   148,527        262,087    402,592
         Income (losss) from continuing operations     (664,210)      (602,845)   (55,385)
         Net Income (Loss)                             1,264,086      (602,845)   (55,385)


19.      Other Income

For the year ended June 30, 1998, the Company terminated an operating lease for office space. The landlord sued the Company for the remainder of the lease payments and certain termination penalties under the lease. The Company accrued and charged operations for approximately $530,000, which represented the estimated costs of the remaining lease payments and termination penalties. During the year ended June 30, 2001, the Company has been advised by its counsel that the landlord was able to rent the space and the Company is not liable for the rent payments and penalties. The Company has therefore reversed the accrual and recorded this as other income. The balance of approximately $103,000 is comprised of write-offs and reversals of the balances of various estimated costs and prepayments received from customers accrued in prior years for which the Company is no longer liable for payment or provision of goods.

20.      Quarterly Financial Data (Unaudited)

The following table presents certain unaudited results of operations for the interim quarterly periods during the years ended June 30, 2001 and 2000. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations in accordance with generally accepted accounting principles, have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year or any future period.


                                            2001                                2000
                                            ----                                ----
                  June 30,   March 31,   Dec. 31,    Sept. 30,  June 30,    March 31,   Dec. 31,   Sept. 30,
                  --------   --------   ---------    ---------   ------    --------   ---------   ---------
Revenues          $3,259,746 $1,450,879 $ 359,379    $1,143,44$ $(207,977) $   24,498  $ 149,500   $392,004

Gross
Profit            $2,149,830 $  818,748 $  46,291    $  107,47$ $ (41,141) $ (115,410) $ (51,129)  $184,536

Gross
Profit
Margin                 66%         56%       13%           9%        80%       -471%       -34%        47%

Operating
Income
(Loss)            $1,762,914 $ (143,496) $(1,496,927) $(542,262) $(1,377,306) $ (828,086) $(775,551) $(361,090)

Net
Income
(Loss)            $2,507,622 $ (238,776) $(1,566,746) $(597,835) $(2,756,009) $(838,073) $(598,389) $(334,087)

Earnings
Per Share
 Basic                $0.09*      $(.01)      $(.065)   $(.025)     $(.13)     $(.04)     $(.03)      $(.02)
 Diluted              $0.09*      $(.01)      $(.065)   $(.025)     $(.13)     $(.04)     $(.03)      $(.02)


* earnings per share is based on weighted average number of common shares outstanding. However, the number of common shares outstanding changed significantly during the fourth quarter of 2001. Earnings per share for the quarter ended June 30, 2001, based on the 45,089,673 shares outstanding at June 30, 2001, is $0.056 per share.