Form 10-K/A
period 2001-06-30
TENGTU INTERNATIONAL CORP
filed 2001-10-22
CIK 847597

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant - as of June 30, 2001 - $33,121,066.

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

Yes         No
    ------     ------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 47,162,603 shares outstanding as of September 27, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder, the following documents if incorporated by reference and the Part of the Form 10-K/A (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

         Currently, the Company averages approximately $1,800 in gross revenue from each school installation of the "Total Solution" platform, $900 in gross profit and $600 in profit.

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

TIC Beijing Digital Pictures Co., Ltd.
--------------------------------------

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

         Concurrently with the closing of the Private Placement, the First Orion Loan and Second Orion Loan were converted into an aggregate of 6,666,666 shares of the Company's common stock, all warrants issued or issuable in connection with the loans were cancelled, and $61,259 in interest on the loans was converted, at Orion's option under the loan agreements, into 204,197 shares of the Company's common stock in lieu of the cash payment of interest to Orion. The issuance of the shares was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for the exemption are that Orion is an accredited investor.

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

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

         The following is selected summary financial information for the past five years of the Company's operations presented on a consolidated basis.

                                            FOR THE FISCAL YEAR ENDED JUNE 30,

                            2001            2000              1999              1998          1997
                            ----            ----              ----              ----          ----

Total Assets               $9,230,768       $2,407,842        $1,911,912        $2,871,926      $5,763,961

Total Sales                 6,213,450          358,026           624,121         3,223,170       2,135,066

Income (Loss) From            104,266       (4,701,285)       (1,886,399)       (4,402,014)     (3,929,390)
Continuing Operations

Income (Loss) From Continui      .004            (.225)           (0.097)            (.234)          (.220)
Operations per Common Share

Dividends Declared per              0                0                 0                 0               0
Common Share




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
-------  -----------------------------------------------------------------------

OVERVIEW

         The Company, through its 57% owned Chinese joint-venture company Tengtu United, is the leading provider of distance learning and e-education solutions, training and methodologies, in support of China's goals to modernize it's K-12 education system.

         China is a large country with a large population; 800,000 K-12 schools serve an estimated 250 million students. However, due to the relative size of China's economy compared to its population, China's annual government expenditures on education only reach approximately $15 per capita. China has set a number of priorities to modernize its educational system, to develop a position and capability for its domestic needs and for the competitive international marketplace. China's government has declared that one of its major initiatives is to provide students and teachers with access to education databases and course instruction through the use of computers and the Internet.

         Effective June 2000, Tengtu United's application software known as the "Total Solution" platform, became the only education software solution officially endorsed by the Ministry of Education for use in China's K-12 schools. Tengtu United's "Total Solution" platform makes available via Intranet or Internet a comprehensive set of tools for computerized class instruction, on-line learning, school office administration, and management of educational and multimedia resources. The "Total Solution" platform is designed to accommodate broadband Internet connections via satellite and cable and is an ideal tool to support distance learning. Partners in this platform include companies such as Microsoft China.

         The "Total Solution" platforms are being installed under Operation Morning Sun, a project awarded to Tengtu United by the Chinese Ministry of Education and through contracts with provincial education ministries.

         In April 2001 Tengtu China, on behalf of Tengtu United, entered into an agreement with the Ministry of Education for the establishment of the CBERC education portal and repository as an ASP for the distribution of distance learning, educational information and e-business products to individual schools for an annual base fee.

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

         As Operation Morning Sun is expanded, provincial education ministry contracts are signed and the CBERC project is launched, Tengtu United hopes to benefit from a number of revenue sources, including:

         1. E-education application software. Each K-12 school in China requires e-education application software such as Tengtu United's "Total Solution" platform.

         2. Connectivity fees for K-12 schools with e-education application software.

         3. User fees for students studying outside of the K-12 school system. The Chinese government has identified a market of over 40 million students for the delivery of on-line secondary school courses.

         4. CBERC fees as an Application Service Provider. CBERC annual fees will be between $125 and $604 per school.

         In August 2001, Tengtu United, through Beijing Tengtu Tian Di Network Co., Ltd., entered into a "Corporation Agreement," with the Chinese Ministry of Education and the ShanDong Province to establish a regional e-education network referred to as the "School to School Connection." The Cooperation Agreement states that all elementary and secondary schools in the ShanDong Province, of which there are approximately 40,000, are to become part of the CBERC and that the parties are to cooperate in the establishment of a "Main-Trunk Network."

         Utilization fees under the Cooperation Agreement are to be collected every six months as follows: RMB 500 (U.S. $60) per month for senior high schools; RMB 300 (U.S. $36) per month for junior high schools; and RMB 200 (U.S. $24) per month for elementary schools.

         Initially, 65% of the utilization fees are to be paid to Tengtu United. Once Tengtu United has recouped its total investment in the project, the distribution of such fees may be reviewed and revised.

         The Cooperation Agreement is for a 14-year term. Pursuant to the Cooperation Agreement, Tengtu United is to invest capital in the following phases: RMB 10 million (U.S. $1,208,180) by the end of September, 2001; RMB 20 million (U.S. $2,416,360) before December 31, 2001; and RMB 20 million (U.S. $2,416,360) plus a 20% increase each year after 2001.

         Tengtu United has already contributed %1,500,000 in capital and will be required to contribute an additional $2,124,540. The Company currently does not have the $2,124,540 necessary to fund this project and is seeking this financing from several potential investors. However, there is no guarantee that such financing will be available. If the Company fails to obtain the necessary financing by December 31, 2001, the Company may lose its investment in the project.

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

         Subsequent to year-end, the Company sold a total of 1,722,113 shares of common stock for $2,118,200 or $1.23 per common share. $1,500,000 of these funds were used to fund the start of Tengtu United's new contract in China with the ShangDong province, and the remainder is being used for general corporate purposes.


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

         During the year, the Company issued common stock for services totaling $947,813 and recorded an interest expense due to a beneficial conversion feature of $1,194,334 on the convertible debenture issued during the year.

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

         The Company issued a convertible debenture of $1,500,000 and received $250,000 ($150,000 for the Company's shares and a $100,000 short term loan) from a shareholder/Director. On October 6, 2000, Iconix sold all of its assets.

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

         General and administrative expenses increased in 2001 from fiscal 2000 due to increased activities in Tengtu United associated with the launch of Operation Morning Sun. General and administrative expenses increased in 2000 from fiscal 1999 primarily due to approximately $300,000 in financing costs incurred for the $1,500,000 convertible debenture sold in 2000, Edsoft H.K.'s start-up expenses and the introduction of the "Total Solution" platform.


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

Interest expense
----------------

                   2001                      2000                   1999
                  ------                    ------                 ------
                $(114,852)                $(1,311,372)              $  0

         Interest expense of $(1,311,372) in fiscal 2000 was due to a non-cash interest expense on the convertible debenture issued during that year.

Other income
------------


                   2001                      2000                   1999
                  ------                    ------                 ------
                $ 632,974                 $ 2,240               $  35,585

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

         Consolidated statements of shareholders' equity for each of
         the three years in the period ended June 30, 2001                  F-4

         Consolidated statements of cash flows for each of the three
         years in the period ended June 30, 2001                            F-5

         Notes to consolidated financial statements                   F-6 - F-22

SUPPLEMENTARY FINANCIAL INFORMATION
-----------------------------------

Selected Quarterly Financial Data

         The following supplementary financial information is provided for the periods since the Company has been required to report on Form 10-Q.



                  June 30,   March 31,   Dec. 31,    Sept. 30,  June 30,    March 31,   Dec. 31,   Sept. 30,
                   2001        2001        2000        2000       2000        2000        1999       1999
                  --------   --------   ---------    ---------  --------    --------   ---------   ---------
Revenues          $3,259,746 $1,450,879 $ 359,379    $1,143,446 $ (207,977) $   24,498  $ 149,500   $392,004

Gross
Profit            $2,149,830 $  818,748 $  46,291    $  107,479 $  (41,141) $ (115,410) $ (51,129)  $184,536

Gross
Profit
Margin                 66%         56%       13%           9%         80%       -471%       -34%        47%

Operating
Income
(Loss)            $1,762,914 $ (143,496) $(1,496,927) $(542,262) $(1,377,306) $ (828,086) $(775,551) $(361,090)

Net
Income
(Loss)            $2,507,622 $ (238,776) $(1,566,746) $(597,835) $(2,756,009) $(838,073) $(598,389) $(334,087)

Earnings
Per Share
 Basic                $0.09*      $(.01)      $(.07)   $(.03)       $(.13)     $(.04)     $(.03)      $(.02)
 Diluted              $0.09*      $(.01)      $(.07)   $(.03)       $(.13)     $(.04)     $(.03)      $(.02)

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

THOMAS PLADSEN was appointed as the Chief Financial Officer on July 31, 2001. Since March 2001, Mr. Pladsen has also served as the Chief Financial Officer of Cimatec Environmental Engineering Inc., a public manufacturing company. From August 1999 to February 2001 Mr. Pladsen was a consultant to several publicly traded companies. From January 1999 to July 1999 Mr. Pladsen was the Chief Financial Officer of Online Direct Inc., a public software development company. Prior thereto Mr. Pladsen served as the Chief Financial Officer of Great Lakes Minerals Inc., Newmex Mining Company and Santa Cruz Gold Inc., a group of public mining and exploration companies.

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

EXECUTIVE COMPENSATION

         Cash compensation of $210,000 was paid to the Company's Executive Officers during the fiscal year ended June 30, 2001. On March 29, 1999, the Company adopted a deferred compensation plan for future payment of past due amounts. Pursuant to the deferred compensation plan, all compensation to Executive Officers is to be deferred until the Company receives certain amounts of financing. At that time, the Company will begin paying salaries or consulting fees at the agreed-upon rate and 90% of the payments will be applied to current obligations and 10% to past due compensation and fees which have been deferred. In the interim, the Company has advanced $90,000 to Jack Lian, a Director and Vice President of the Company. The total compensation deferred as of June 30, 2001 was $1,909,794.

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


                  ANNUAL COMPENSATION                                                       LONG-TERM COMPENSATION AWARDS
                                                                                                                       All
Name                                                       Other                      Securities                      Other
and                                                        Annual   Restricted        Underlying          LTIP       Compens
Principal                                                  Compen-     Stock           Options/         Payouts      -ation
Position          Year     Salary              Bonus       sation     Awards ($)        SARs(#)           ($)          ($)
------------------------------------------------------------------------------------------------------------------------------

Pak Kwan Cheung     2001   $  128,400         $  0          $ 0            0               0               0            0
Chief Executive     2000      128,400            0            0      750,000(2)            0               0            0
Officer (1)         1999            0(2)         0            0            0         300,000(3)            0            0

John Watt           2001   $  120,000         $  0          $ 0            0               0               0            0
Executive Vice      2000      120,000            0            0            0               0               0            0
President           1999      120,000            0            0            0          75,000(4)            0            0

Gregory Mavroudis   2001   $  120,000         $  0          $ 0            0(6)       75,000(7)            0            0
Executive Vice      2000      120,000            0            0            0(6)            0               0            0
President (5)       1999            0            0            0            0               0               0            0


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



TITLE                                           AMOUNT AND NATURE OF         PERCENT OF
OF CLASS          NAME OF BENEFICIAL OWNER      BENEFICIAL OWNERSHIP            CLASS
--------          ------------------------      --------------------         ----------
$.01 par          Pak Cheung (1)                     4,170,750                     9.2%
common

$.01 par          Jing Lian (2)                      1,170,750                     2.6%
common

$.01 par          John D. Watt (3)                   112,000                       0.2%
common

$.01 par          Michael Nikiforuk (4)              99,000                        0.2%
common

$.01 par          Zhang Fan Qi                       1,035,714                     2.3%
common

$.01 par          Gordon Reid (5)                    393,224                       0.9%
common

$.01 par          B.D. Clark & Associates,           797,500                       1.8%
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


TITLE             NAME AND ADDRESS OF                    AMOUNT AND NATURE OF      PERCENT OF
OF CLASS          BENEFICIAL OWNER                       BENEFICIAL OWNERSHIP         CLASS
--------          ------------------------               --------------------      ----------
Debenture         Top Eagle Holdings, Ltd. - c/o (1)        3,000,000                6.7%
and warrant       Yugang Int'l Ltd., Room 3301-4,
                  26 Harbour Rd., Hong Kong

Common Stock      Orion Capital Inc.                       10,756,067 (2)             23.9%
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
                                    Common Stock         Paid-in      Comprehensive      Accumulated      Comprehensive
                             Shares         Amount       Capital       Income(Loss)        Deficit         Income(Loss)
                           --------------------------------------------------------------------------------------------

Balance-June 30, 1998      19,297,107    $ 192,972    $  9,394,651                      $ (8,596,690)     $     (9,335)
Issuance of common stock
 related to deferred
 compensation                180,500         1,805           8,258               0                 0                 0
Amortization of deferred
 compensation related to
 stock options and common
 stock for services                0             0               0               0                 0                0
Other Comprehensive Income:
 Foreign currency adjustment       0             0               0    $      2,583                              2,583
Comprehensive Income:
 Net loss                          0             0               0      (1,886,399)       (1,886,399)               0
                                                                      ------------
Comprehensive Income                                                  $ (1,883,816)
                         -----------  ------------    ------------    ============      ------------     ------------
Balance-June 30, 1999     19,477,607       194,777       9,402,909                       (10,483,089)          (6,752)

Issuance of common stock     963,000         9,630         166,095               0                 0                0
  for cash
Issuance of common stock
 for promissory notes        330,000         3,300          68,640               0                 0                0
Issuance of common stock
 for services              3,120,000        31,200         733,800               0                 0                0
Amortization of deferred
 compensation related to
 stock options and common
 stock for services                0             0               0               0                 0                0
Paid-in capital related to
 convertible
 debenture                         0             0       1,153,846               0                 0                0
Paid-in capital related to
 detachable warrant-
 debenture                         0             0         346,154               0                 0                0
Other Comprehensive Income:
 Foreign currency adjustment       0             0               0    $        536                 0              536
Comprehensive Income:
 Net loss                          0             0               0      (4,701,285)       (4,701,285)               0
                                                                      ------------
Comprehensive Income                                                  $ (4,700,749)
                        ------------    ----------    ------------    ============      ------------     ------------
Balance-June 30, 2000     23,890,607       238,907      11,871,444                      $(15,184,374)    $     (6,216)


Issuance of common stock     636,871         6,369         140,144               0                 0                0
 for services
Loan conversion            7,301,526        73,015       2,139,400               0                 0                0
Issuance of common stock  13,260,669       132,606       3,845,592               0                 0                0
  for cash
Paid-in capital related to
 granted options and service       0             0         214,908               0                 0                0
Common shares
 to be issued for interest
 expense                           0             0          56,515
Paid-in capital related to
 warrants issued                   0             0         564,466               0                 0                0
Other Comprehensive Income:
Foreign currency adjustment        0             0               0    $     (4,998)                0     $     (4,998)

Comprehensive Income:
 Net income                        0             0               0         104,266           104,266                0
                                                                      ------------
Comprehensive Income                                                  $     99,268
                        ------------  ------------    ------------    ============      ------------     ------------
Balance - June 30, 2001   45,089,673  $    450,897    $ 18,832,469                      $(15,080,108)    $    (11,214)
                        ============  ============    ============                      ============     ============





                           Treasury                      Unamortized
                           Stock            Deferred    Stockholders'
                           At Cost      Compensation    Equity (Deficit)
                           --------------------------------------------
Balance-June 30, 1998   $       (784) $   (476,563)   $    504,251
Issuance of common stock
 related to deferred
 compensation                      0             0          10,063
Amortization of deferred
 compensation related to
 stock options and common
 stock for services                0       293,750         293,750
Other Comprehensive Income:
 Foreign currency adjustment       0             0           2,583
Comprehensive Income:
 Net loss                          0             0      (1,886,399)

Comprehensive Income
                        ------------  ------------    ------------
Balance-June 30, 1999           (784)     (182,813)     (1,075,752)
Issuance of common stock           0             0         175,725
  for cash
Issuance of common stock
 for promissory notes              0             0          71,940
Issuance of common stock
 for services                      0             0         765,000
Amortization of deferred
 compensation related to
 stock options and common
 stock for services                0       182,813         182,813
Paid-in capital related to
 convertible
 debenture                         0             0       1,153,846
Paid-in capital related to
 detachable warrant-
 debenture                         0             0         346,154
Other Comprehensive Income:
 Foreign currency adjustment       0             0             536
Comprehensive Income:
 Net loss                          0             0      (4,701,285)

Comprehensive Income
                        ------------  ------------    ------------
Balance-June 30, 2000           (784) $          0    $ (3,081,023)

Issuance of common stock
 for services                      0             0         146,513
Loan conversion                    0             0       2,211,416
Issuance of common stock           0             0       3,979,197
  for cash
Paid-in capital related to
 granted options and services      0             0         214,908
Common shares
 to be issued for interest
 expense                           0             0          56,515
Paid-in capital related to
 detachable warrant -
 debenture                         0             0         564,466
Other Comprehensive Income:
Foreign currency adjustment        0             0          (4,998)

Comprehensive Income:
 Net income                        0             0         104,266

Comprehensive Income
                        ------------  ------------    ------------
Balance - June 30, 2001 $       (784) $          0    $  4,191,260
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
                                         ========         ========     ========

                   Tengtu International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)





The Company has contracts with various executives and consultants. The minimum cash compensation due under these contracts is as follows:


                                   Year Ending
                                   June 30,
                                   -----------
                                      2002                  $218,400
                                      2003                   128,400
                                      2004                   128,400
                                      2005                    42,800
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

Net Sales to Unaffiliated Customers:          Rounded to nearest $000

         China                                       $5,995,000
         Canada                                               0
         Hong Kong                                      219,000
                                                     ----------
                                                     $6,214,000
                                                     ==========

Income (Loss) From Operations:
         China                                       $1,753,000
         Canada                                               0

         Hong Kong                                     (108,000)
Other income                                            865,000

                   Tengtu International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

General corporate expenses                        (2,406,000)
                                                  ----------
Net income as reported in the
  accompanying statements                         $  104,000
                                                  ==========

Identifiable Assets
         China                                    $7,906,000
         Hong Kong                                    27,000
General corporate assets                           1,298,000
Total Assets as reported in the
  accompanying                                    $9,231,000
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

         Pak Cheung, Chairman and CEO                300,000 common shares
         Barry Clark, Director                       300,000 common shares
         Jack Lian, Director                         300,000 common shares
         Hai Nan, Former Director                    300,000 common shares
         Xiao Feng Lin, President,
             joint venture subsidiary                300,000 common shares
         Greg McLelland, Vice President              150,000 common shares *
         Simon Hui, VP Finance and Controller        75,000 common shares
         Michael Meakes, Vice President - Iconix     50,000 common shares
         Other Employees                             300,000 common shares **
         Gordon Reid, Director                       75,000 common shares
         John Watt, Director                         75,000 common shares
         Michael Nikiforuk, Director                 75,000 common shares
                                                     ---------

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

                   Tengtu International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

                                                          2001          2000       1999

         Current assets                               $  44,790      $  70,000   $697,140
         Non current assets                             353,274        206,473    273,994
         Current liabilities                             26,692        221,656    210,524
         Non current liabilities                        353,274           0           0
         Net sales                                      147,939        613,082  1,720,752
         Gross profit                                   148,527        262,087    402,592
         Income (loss) from continuing operations      (664,210)      (602,845)   (55,385)
         Net Income (loss)                             1,264,086      (602,845)   (55,385)


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


                  June 30,   March 31,   Dec. 31,    Sept. 30,  June 30,    March 31,   Dec. 31,   Sept. 30,
                    2001      2001         2000        2000       2000       2000         1999       1999
                  --------   --------   ---------    ---------   ------    --------    ---------   ---------
Revenues          $3,259,746 $1,450,879 $ 359,379    $1,143,446 $ $(207,977) $   24,498  $ 149,500   $392,004

Gross
Profit            $2,149,830 $  818,748 $  46,291    $  107,479 $ $ (41,141) $ (115,410) $ (51,129)  $184,536

Gross
Profit
Margin                 66%         56%       13%           9%        80%       -471%       -34%        47%

Operating
Income
(Loss)            $1,762,914 $ (143,496) $(1,496,927) $(542,262) $(1,377,306) $ (828,086) $(775,551) $(361,090)

Net
Income
(Loss)            $2,507,622 $ (238,776) $(1,566,746) $(597,835) $(2,756,009) $(838,073) $(598,389) $(334,087)

Earnings
Per Share
 Basic                $0.09*      $(.01)      $(.07)   $(.03)     $(.13)     $(.04)     $(.03)      $(.02)
 Diluted              $0.09*      $(.01)      $(.07)   $(.03)     $(.13)     $(.04)     $(.03)      $(.02)


* earnings per share is based on weighted average number of common shares outstanding. However, the number of common shares outstanding changed significantly during the fourth quarter of 2001. Earnings per share for the quarter ended June 30, 2001, based on the 45,089,673 shares outstanding at June 30, 2001, is $0.056 per share.