Form 10-Q
period 2001-09-30
TENGTU INTERNATIONAL CORP
filed 2001-11-19
CIK 847597

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001.

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from ...........to...............

Commission File Number 000-29957


                           TENGTU INTERNATIONAL CORP.
                           --------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   77-0407366
-----------------------------------       --------------------------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                Identification Number)


                206-5050 Kingsway, Burnaby, B.C., Canada V5H 4H2
         --------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (604) 438-9827
         --------------------------------------------------------------
              (Registrant's telephone number, including Area Code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 47,162,672 shares outstanding as of September 30, 2001.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements
-------  --------------------




                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                           (Unaudited)
                                                               As At          As At
                                                          September 30,     June 30,
                                                               2001           2001
                                                              -----           ----
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                              $    639,799    $ 1,026,400
   Accounts receivable, net of allowance for
     doubtful accounts of $ 200,997                              2,812         16,578
   Due from related party                                   10,232,669      6,462,887
   Prepaid expenses                                            589,511        500,082
   Inventories                                                   8,865          2,452
   Other receivables                                           107,458        339,044
                                                          ------------    -----------
     Total Current Assets                                   11,581,114      8,347,443
                                                          ------------    -----------
PROPERTY AND EQUIPMENT, net                                    638,372        711,385
                                                          ------------    -----------
OTHER ASSETS
   Notes receivable                                             11,881         71,940
   License fees                                                 93,750        100,000
                                                          ------------    -----------
                                                              105,631         171,940
                                                          -----------     -----------
TOTAL ASSETS                                              $12,325,117     $ 9,230,768
                                                          ===========     ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                       $   970,934     $   959,022
   Accrued expenses                                           522,779         380,684
   Due to related party consultants                         1,655,026       1,625,026
   Short-term loan                                             95,491          94,150
   Other liabilities                                          400,162         451,299
                                                          -----------     -----------
     Total Current Liabilities                              3,644,392       3,510,181
                                                          -----------     -----------
OTHER LIABILITIES
   Related party loan payable                                 246,563         255,297
   Convertible debentures, net of discount                  1,293,383       1,274,030
                                                          -----------     -----------
                                                            1,539,946       1,529,327
                                                          -----------     -----------


STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share; authorized
     10,000,000 shares; issued -0- shares
   Common stock par value $.01 per share; authorized
     100,000,000 shares; issued 47,162,672 shares
     (June 30, 2001 - 45,089,673)                             471,627         450,897
   Additional paid in capital                              21,067,167      18,832,469
   Accumulated deficit                                    (14,385,944)    (15,080,108)
   Accumulated other comprehensive income (loss):
     Cumulative translation adjustment                        (11,287)        (11,214)
                                                          -----------     -----------
                                                            7,141,563       4,192,044
Less: Treasury stock, at cost, 78,420 common shares              (784)           (784)
                                                          -----------     -----------
       Total Stockholders' Equity                           7,140,779       4,191,260
                                                          -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $12,325,117     $ 9,230,768
                                                          ===========     ===========



                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                (Unaudited)        (Unaudited)
                                                Three Months       Three Months
                                                   Ended              Ended
                                               September 30,      September 30,
                                                    2001               2000
                                                    ----               ----

SALES                                            $  3,733,981      $  1,143,446
COST OF SALES                                       1,268,574         1,035,967
                                                 ------------      ------------
                                                    2,465,407           107,479
                                                 ------------      ------------
OPERATING EXPENSES
   General and administrative                         538,211           382,472
   Related party consultants                          218,727           180,000
   Bad debts provision                                165,283              --
   Advertising                                             72              --
   Selling                                            538,702            73,765
   Depreciation                                        21,706            13,504
                                                 ------------      ------------
                                                    1,482,700           649,741
                                                 ------------      ------------
OPERATING INCOME (EXPENSE)                            982,707          (542,262)
                                                 ------------      ------------

OTHER INCOME (EXPENSE)
   Interest income                                      2,333             5,436
   Interest expense                                   (80,017)          (61,009)
   Other expense                                      (40,911)             --
                                                 ------------      ------------
                                                     (118,595)          (55,573)
                                                 ------------      ------------
INCOME (LOSS) BEFORE MINORITY INTERESTS               864,112          (597,835)
MINORITY INTERESTS IN SUBSIDIARY'S
LOSS                                                 (158,733)             --
                                                 ------------      ------------
NET INCOME (LOSS)                                $    705,379      $   (597,835)
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                              46,282,701        23,890,607
Diluted                                            49,060,521        23,890,607

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                            $      0.015      $     (0.025)
Diluted                                          $      0.014      $     (0.025)




                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                        (Unaudited)    (Unaudited)
                                                       Three Months   Three Months
                                                           Ended          Ended
                                                       September 30,  September 30,
                                                           2001           2000
                                                           ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                      $   705,379    $  (597,835)
Adjustments to reconcile net loss to net
cash used by operating activities:
   Depreciation and amortization                            80,665         73,392
   Noncash compensation expense on shares issued for
services                                                   108,727           --
   Noncash interest expense - convertible debenture         19,354         19,354
   Changes in operating assets and liabilities:
     Decrease (increase) in operating assets:
       Accounts receivable                                  13,766        (39,980)
       Due from related party                           (3,769,782)        73,233
       Prepaid expenses                                    (89,428)       (11,064)
       Inventories                                          (6,414)        18,071
       Other receivables                                   231,586         (9,215)
       Advance to director                                    --           (7,500)
       Other assets                                         60,059         20,129
     Increase (decrease) in operating liabilities:
       Accounts payable                                     11,912         19,782
       Accrued expenses                                    142,095         23,730
       Due to related party consultants                     30,000        150,000
       Other liabilities                                   (58,531)        56,507
                                                       -----------    -----------
   Net Cash Used by Operating Activities                (2,520,612)      (211,396)
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                          (1,402)        (1,510)
                                                       -----------    -----------
   Net Cash Used by Investing Activities                    (1,402)        (1,510)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received for shares issued                       2,146,700           --
                                                       -----------    -----------
     Net Cash Provided by Financing Activities           2,146,700           --
                                                       -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    (11,287)           859
                                                       -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (386,601)      (212,047)
                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, beginning of period           1,026,400        919,091
                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, end of period               $   639,799    $   707,044
                                                       ===========    ===========

NOTES

BASIS OF PRESENTATION

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to fairly present the interim financial information have been included. Results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Tengtu International Corp. and Subsidiary's annual report on Form 10-K for the fiscal year ended June 30, 2001.

1. Principles of Consolidation

         Tengtu International Corp. (the "Company") was incorporated in Delaware on May 6, 1988 as Galway Capital Corporation. On May 24, 1996 the Company changed its name to Tengtu International Corp. The Company's activities are carried out through Beijing Tengtu United Electronics Development, Co. Ltd. ("Tengtu United") a 57% owned Chinese joint venture company, and three subsidiaries, TIC Beijing Digital Pictures Co., Ltd. ("TIC Beijing") (wholly owned), Edsoft Platforms (Canada) Ltd. ("Edsoft Canada") (60.2% owned) and Edsoft Platforms (H.K.) Ltd. ("Edsoft H.K.") (wholly owned by Edsoft Canada). These companies engage in the following lines of business, primarily in China:

     -    development and marketing of e-educational system software;
     -    systems integration;
     -    sourcing and distribution of e-education course content; and
     - participation in the development of a central educational portal and repository.

           The Company contributed capital of $12,430,000 to Tengtu United in which its minority Chinese partner ("Tengtu China") has a 43% interest. No portion of the operating income has been allocated to the minority as the joint venture agreement that concerns the subsidiary assigns all rights to that contribution to the Company. In accordance with Accounting Research Bulletin 51, the Company charges to income the loss applicable to the minority interests that is in excess of the minority's interests in the equity capital of the subsidiaries, including any guarantees or commitments from minority shareholders for further capital contributions.

2. H.K.$2,000,000 Loan to Edsoft Canada

           In July 1999 a group of private investors, advanced $250,000 to Edsoft Canada as a shareholder's loan, bearing a 10% interest rate. One half of the loan can be converted into shares of the Company's $.01 par value per share common stock ("Common Stock") at $3 per share if the loan is not paid in full at the maturity date of July 27, 2002.

3. Convertible Debentures

           On December 23, 1999, the Company received cash in the amount of $1,500,000 in exchange for a four year floating debenture ("Debenture") convertible into shares of Common Stock and a separate common stock warrant ("Warrant") for the purchase of 1,500,000 shares of Common Stock. The Debenture is due December 15, 2003 and provides for accrual of interest beginning December 15, 2000 at a rate equal to the best lending rate of The Hong Kong and Shanghai Banking Corporation plus two percent (approximately 5.25% as at September 30,
2001). The Debenture is convertible into the Company's Common Stock at a conversion price of $1.00 until December 23, 2001, $2.00 until December 23, 2002 and $4.00 on any date thereafter. The unpaid balance of principal and interest outstanding at maturity, if any, may be converted by the holder into the Company's Common Stock at the then existing market price minus twenty percent.

           The Warrant gives the holder the right to purchase 1,500,000 shares of Common Stock at $2.00 per share until December 23, 2001 and $4.00 thereafter. The Warrant shall become void on December 23, 2002. In connection with the purchase of the Debenture and Warrant, the Company and the investor entered into an Investor Rights Agreement which provides the holder of the Debenture, Warrant or the shares of Common Stock issued upon conversion or exercise thereof, with registration and certain other rights.

           Because no portion of the price paid for the Debenture was for the Warrant, the Warrant was assigned a value by the Company and the Debenture was discounted by that amount. The financial statements reflect entries of $346,154 for a discount to the Debenture and paid in capital for the Warrant. This value was assigned as follows. On the date that the Debenture and Warrant were issued, the Company's stock was trading at $1.60 per share and the Warrant was exercisable at $1.00 per share. Therefore, the Warrant had a value between $.00 and $.60 per share and the Company chose to value the Warrant at $.30 per share. The gross amount of the Debenture ($1.5 million) and the Warrant ($450,000) was therefore $1.95 million. The discount to the Debenture was calculated by multiplying the percentage of the total represented by the Warrant (23.08%) by the total proceeds received from the sale ($1.5 million).

           On the date the Debenture was issued, the conversion price was $.50 and the market price was $1.60. The conversion feature was valued at the full-adjusted amount of the Debenture, after valuation of the Warrant, of $1,153,846. Because the Debenture was immediately convertible, the full discount was charged to interest expense for the fiscal year ended June 30, 2000.

4. Related Party Transactions

           All of Tengtu United's business with any government entity is conducted through Tengtu China and Tengtu China operates the Chinese joint venture. At September 30, 2001, Tengtu United had a receivable balance due from Tengtu China of $10,391,402 (September 30, 2000 - $96,980).

           During the quarter ended September 30, 2001, the Company advanced $30,000 to its officers; this amount is included in other receivables (September 30, 2000 - $7,500).

           During the quarter ended September 30, 2001, the Company incurred consulting expenses of $218,727 from officers and directors of the Company or companies controlled by these officers and directors (September 30, 2000 - $180,000). $188,727 of the balances owed to these parties were paid in the quarter ended September 30, 2001 (September 30, 2000 - $30,000).

           In October 1999, the Company entered into a consulting agreement with Comadex Industries, Ltd. ("Comadex") to retain the services of Pak Kwan Cheung as Chairman of the Board of Directors and Chief Executive Officer. The terms of the agreement include the following: (1) Comadex will receive a consulting fee of $10,700 per month, inclusive of the Canadian General Services Tax; (2) Comadex shall receive an incentive of 1% of the capital raised in excess of $3,000,000 by Mr. Cheung for the Company; (3) Comadex shall receive 1% of the Company's net profits if the Company exceeds pre-set profit targets and its audited pre-tax profits exceed that target(s) - no such targets have been set as of June 30, 2001 by the Board of Directors; (4) Comadex shall receive certain payments in the event the agreement is terminated without cause or if the Company is merged into or acquired by another company. A charge to compensation expense of $30,000 was recorded in the quarter ended September 30, 2001.

           The Company entered into a consulting agreement, dated April 1, 2000, with 1334945 Ontario Limited ("Ontario") to retain the services of Gregory Mavroudis as the Company's Executive Vice President of Business Development. The terms of the agreement include the following: (1) the agreement expires on April 1, 2002; (2) Ontario is to receive $10,000 per month for the term of the agreement; (3) Ontario is to receive 250,000 shares of Common Stock of which 25,000 shares were to vest at the six month anniversary of the agreement, 112,500 at the twelve-month anniversary and an additional 112,500 at the twenty four month anniversary; (4) Ontario is to receive options to purchase 37,500 shares of Common Stock within 90 days of the six month anniversary of the agreement and an additional 37,500 options between 90 and 180 days after the six month anniversary of the agreement - the agreement also provides for additional options once a new stock option plan is adopted by the Company's Board of Directors; and (5) the Company may terminate the agreement at any time for cause and with a penalty without cause. The agreement was amended to increase the number of shares of Common Stock Ontario is to receive by 100,000; to increase the number of options to purchase shares by 100,000 and to increase the termination penalty without cause to $120,000 if the Company's share price is below $3.00. A charge to compensation expense of $30,000 was recorded in the quarter ended September 30, 2001.

           Under a contract between the Company and Orion Capital Inc., ("Orion") a significant shareholder of the Company, William Ballard will provide consulting services to the Company for a twenty-four month period that commenced in December 2000. As compensation for the services, the Company agreed to issue Orion 20,834 shares of Common Stock each month. During the quarter ended September 30, 2001, 60,502 shares of Common Stock were issued to Orion and a charge to compensation expense of $91,405 was recorded.

5. Equity Line

           On October 25, 2000, the Company entered into an investment agreement with Swartz Private Equity L.L.C. ("Swartz") (the "Investment Agreement"). The Investment Agreement entitled the Company to issue and sell up to $30 million of Common Stock to Swartz subject to a formula based on the Common Stock price and trading volume, from time to time over a three year period, following the effective date of a registration statement on Form S-1, which occurred during the during the quarter ended December 31, 2000. The Company did not sell any Common Stock to Swartz under the Investment Agreement.

           As consideration for making its financing commitment to the Company, Swartz was issued a warrant to purchase 1,200,000 shares of Common Stock exercisable at $.745 per share until October 25, 2005. The warrant was valued using the Black-Scholes option valuation model and $558,654 was recorded as an addition to capital and a prepaid expense. The prepaid expense continues to be amortized over the term of the Investment Agreement with $46,548 charged to operations for the quarter ended September 30, 2001. The warrant contained a re-pricing mechanism. Under this provision, Swartz exercised warrants to purchase 100,000 shares of Common Stock at a price of $0.285 per share during the quarter ended September 30, 2001.

           On August 28, 2001, counsel for the Company sent a letter to Swartz stating that the Company viewed its agreement with Swartz to be null and void, and that all outstanding warrants issued to Swartz under the agreement are cancelled. Swartz commenced a lawsuit in Federal District Court for the Northern District of Georgia seeking to enforce the agreement. If Swartz is successful, the Company may be liable for various termination fees under the agreement, as well as other costs and damages. The Company has discussed this matter with its counsel, believes it has a strong defense and intends to vigorously defend itself against this complaint.

6. Equity Investment

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

7. Equity Transactions

           On August 10, 2001, the Company closed the sales of 502,601 shares of Common Stock to investors in a private placement for $618,200. The additional investors were granted registration rights to the new shares.

           On August 2, 2001, the Company closed the sales of 1,219,512 shares of Common Stock to Bestler International Limited )"Bestler") for the benefit of an accredited investor, for $1,500,000. Bestler was granted registration rights in connection with this investment.

           Pursuant to a contract with Orion William Ballard is to provide consulting services to the Company for a 24-month period that commenced in December 2000. As compensation for the services provided under the consulting agreement, the Company is obligated to issue Orion 20,834 shares of Common Stock each month. During the quarter ended September 30, 2001, the Company issued 62,502 shares of Common Stock to Orion recording a compensation expense of $91,045.

           Swartz exercised warrants to purchase 100,000 shares of Common Stock at a price of $0.285 per share during the quarter ended September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------  ---------------------------------------------------------------

OVERVIEW
--------

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

           Effective June 2000, Tengtu United's application software, known as the Total Solution platform, was officially endorsed and recommended by the Chinese Ministry of Education for use in China's K-12 schools. Tengtu United's Total Solution platform makes available via Intranet or Internet a comprehensive set of tools for computerized class instruction, on-line learning, school office administration, and management of educational and multimedia resources. The Total Solution platform is designed, in co-operation with National Center for Audio/Visual Education of the Chinese Ministry of Education ("NCAVE"), to accommodate broadband Internet connections via satellite and cable and is an ideal tool to support distance learning. Partners in this platform include companies such as Microsoft (China), Ltd., Netopia, Inc. and other leading specialist software companies.

           The Total Solution platforms are being installed under Operation Morning Sun, a project awarded to Tengtu United by the Chinese Ministry of Education and through contracts with provincial education ministries.

           In April, 2001 Tengtu United entered a cooperation agreement with the Ministry of Education under which Tengtu United agreed to be the Ministry's operating and development partner for its distance learning network in China and the national K-12 Chinese Broadband Education Resource Centre ("CBERC") and to co-ordinate various departments of the Ministry of Education.

           In the fiscal year ended June 30, 2001 Tengtu United launched Operation Morning Sun in over 20 provinces, installing 3,017 Total Solution platforms in Phase I of the project. Approximately 2,400 of these 3,017 Total Solution Platforms were installed in the last quarter of fiscal 2001. In the first quarter of fiscal 2002 (three months ended September 30, 2001), 1,743 Total Solution platforms were installed. Installations were less than in the previous quarter, due to the fact that schools were closed for the July and August summer break.

           In fiscal 2001 and the first quarter of 2002, sales were derived primarily from the sale of Total Solution platforms. Other sales consisted of ancillary products, consulting services, education CD-ROMs and sales of Edsoft H.K. e-education products in Hong Kong.

           All of Tengtu United's operations in China are carried out by the Company's joint venture partner, Tengtu China.

           As Operation Morning Sun is expanded, provincial education ministry contracts are signed and the CBERC project is launched, Tengtu United will benefit from a number of revenue sources, including:

           1. E-education application software. Each K-12 school in China requires e-education application software such as Tengtu United's Total Solution platform.

           2. CBERC connectivity fees for K-12 schools with e-education curriculum content and other learning resources - annual connectivity fees will be between $125 and $604 per school.

           3. User fees for students studying outside of K-12 school system. The Chinese government has identified a market of over 40 million students for the delivery of on-line secondary school courses.

LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Three Months Ended September 30, 2001
-------------------------------------

           For the three months ended September 30 2001, net cash used by operating activities totaled $2,531,825.

           The net income for the period, $864,112, included such non-cash items as depreciation and amortization ($80,665), non-cash compensation expenses associated with the issue of shares of Common Stock for services ($108,727), and non-cash interest expense related to convertible debentures ($19,353), resulting in a net cash increase of $1,072,867.

           This increase in cash was offset by increases in operating assets associated with the start of Phase II of Operation Morning Sun. Operation Morning Sun required $1,488,516 in working capital for operation in the quarter, due mainly to delays in collecting accounts receivable related to sales in the fourth quarter of fiscal 2001. Collection of these balances under Operation Morning Sun is longer than under normal business terms due to the funding process inherent in the Chinese education system. The Company is working with its joint venture partner, Tengtu China, and the Chinese Ministry of Education to ensure the balances are collected in a timely manner. In addition to the working capital required for Operation Morning Sun, the Company advanced $1,000,000 to start work on the CBERC project and $1,440,000 on signing of the ShangDong province contract. These funds are being used to develop curriculum and broadcast material for the CBERC and a local portal and content for the ShangDong province contract.

           Net cash used in investing activities was minimal; $1,402 was used to purchase office equipment.

           Net cash flow from financing activities was $2,146,700. The sources of these funds included a private placement of Common Stock in August 2001 under which the Company sold a total of 1,722,113 shares of Common Stock for $2,118,199 or $1.23 per common share. $1,440,000 of these funds were used to fund the start of Tengtu United's new contract in China with the ShangDong province, and the remainder is being used for general corporate purposes. In addition, Swartz exercised warrants to purchase 100,000 shares of Common Stock at a price of $0.285 per share during the quarter ended September 30, 2001. (See Legal Proceedings)

Three Months Ended September 30, 2000
-------------------------------------

           For the fiscal quarter ended September 30, 2000, net cash used by operating activities totaled $211,396, including net loss of $597,835 and depreciation and amortization of $73,392. Accounts receivable, prepaid expenses, advance to director and other receivables increased by $39,980, $11,064, $7,500 and $9,215, respectively, primarily due to the increase in sales activities at Edsoft H.K., establishing a Toronto office and a $7,500 advance to a director. Non-cash interest expense increased by $19,354 due to amortization on the convertible debentures issued in December, 1999. Due from related party, inventories and other assets decreased by $73,233, $18,071 and $20,129, respectively, primarily due to a loan repayment from a related party, sale of inventory and a reduction in rent deposits.

           Accounts payable, accrued expenses, due to related party consultants and other liabilities increased by $19,782, $23,730, $150,000, $56,507, respectively, due to deferral of legal and consultants fees and accrual of interest expenses on related party loans.

           To conserve cash, the Company did not pay it senior management and consultants. Therefore, amounts due to related party consultants and management increased by $150,000 during the quarter for an accumulated total of $1,625,026.

           Cash used by investing activities amounted to $1,510 due to a purchase of equipment by TIC Beijing.

           There were no financing activities during the fiscal quarter ended September 30, 2000.

OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000


Revenues
--------

                     2001                     2000
                    ------                   ------
                  $3,733,981               $1,143,446

Three Months Ended September 30, 2001

           Tengtu United sales for the three months ended September 30, 2001 were $3,715,001. 91% of these sales were derived from sales to 2,693 schools under Operation Morning Sun. This total included installing Total Solution platforms in 1,678 schools and installing Total Solution platforms with satellite equipment in 65 schools (revenue of $3,181,325), selling educational CD-ROMs to 650 schools ($63,768 in revenue) and shipping satellite equipment to 300 schools ($145,608). Most of this activity took place in late August and September 2001 due to fact that schools were closed for the July and August summer break.

           Other sources of revenue for Tengtu United include installation projects in Inner Mongolia and Henan province ($255,596), sale of Microsoft products ($41,391) and other sales ($23,843).

           Sales of educational software and services by Edsoft H.K. and TIC Beijing were $22,450.

Three Months Ended September 30, 2000

           Sales increased by 571.4% from $170,303 for the fiscal quarter ended June 30, 2000 to $1,143,446 for the fiscal quarter ended September 30, 2000 primarily due to a significant increase in installations of the Total Solution platform and Multimedia Digital Classroom by Edsoft H.K.

Gross Profit (Loss)
-------------------

                    2001                      2000
                   ------                    ------
                  $2,465,407               $107,479

Three Months Ended September 30, 2001

           Overall gross margins associated with sales under Operation Morning Sun were 72%: 76% for Total Solution platforms, 36% for satellite equipment and 2% for educational CD-ROMs. Costs of Total Solution platforms were lower in this quarter compared to fiscal 2001 primarily because the Microsoft operating system was not required in most platforms sold. This was due to the fact that most of the school computers where the platforms were installed in this quarter were already equipped with appropriate operating software.

           Gross margins on other sales were 9% on installation projects, 36% on Microsoft products resulting in an overall gross margin on non-Operation Morning Sun sales of 19%.

           The loss on sales by Edsoft H.K. and TIC Beijing was $41,781.

Three Months Ended September 30, 2000

           The Company recorded a gross profit of $107,479 or 9.4% for the fiscal quarter ended September 30, 2000. This was an improvement from a gross loss of $1,333 for the fiscal quarter ended June 30, 2000. The gross margin was lower because of special promotion prices for the Total Solution platforms and low margins earned on system integration services performed by Tengtu United.

General and Administrative Expenses
-----------------------------------

                     2001                      2000
                    ------                    ------
                  $538,211                  $382,472

Three Months Ended September 30, 2001

           The general and administrative expenses incurred by Tengtu United amounted to $102,825 and were comparable to previous periods. The major components of the remaining balance were legal fees and travel expenses in activities in the Company's Toronto and Vancouver offices.

Three Months Ended September 30, 2000

           General and administrative expenses were only $382,472 for the fiscal quarter ended September 30, 2000, primarily due to lower professional and financing fees, as compared to prior periods.

Related Party Consultants
-------------------------

                     2001                      2000
                    ------                    ------
                  $ 218,727                 $180,000

           Related party consultants' expense increased due to staff added to manage accelerating technical developments and financing activities in North America.

Bad Debt Provision
------------------

                    2001                      2000
                   ------                    ------
                  $165,283                  $    -

           The balance in the quarter ended September 2000 represents an estimate of potential bad debts associated with sales by Tengtu United in the first quarter. This provision is included in due from related party.

Selling Expense
---------------

                    2001                      2000
                   ------                    ------
                  $538,702                  $ 73,765

           In the three months ended September 30, 2001, selling expenses related almost entirely to the launch of Phase II of Operation Morning Sun by Tengtu United. A primary component of these expenses relates to setting up offices in various provinces and providing training to clients. As a percentage of sales, selling expenses are higher in the first quarter of each fiscal year because the schools are closed in July and August.

Depreciation and amortization
-----------------------------

                    2001                      2000
                   ------                    ------
                  $ 21,706                  $ 13,504

           As Tengtu China manages the Company's joint venture in China, the Company has not made any significant purchases of equipment in the past three years and depreciation and amortization expenses have remained at low levels.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

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

           The Company established an allowance for doubtful accounts at September 30, 2001 and 2000 of $200,097. The Company believes any credit risk beyond this amount would be negligible.

           At September 30, 2001, the Company had $530,614 of cash in banks uninsured.

           The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

           For the three months ended September 30, 2001, approximately 99% of sales were generated through Tengtu United. Receivables related to these sales transactions are grouped together with amounts due from a related party, Tengtu China, in the Company's financial statements. For the three months ended September 30, 2001 and 2000, no customer accounted for more than 10% of total sales.

MARKET RISK SENSITIVE INSTRUMENTS
---------------------------------

FINANCIAL INSTRUMENT                              CARRYING VALUE      FAIR VALUE
--------------------                              --------------      ----------

Instruments entered into for trading purposes

NONE

Instruments entered into for
other than trading purposes

     Cash and Cash equivalents
          United States                                $  109,184     $  109,184
          Foreign                                         530,614        530,614
                                                       ----------     ----------
                  Total                                $  639,799     $  639,799
                                                       ==========     ==========

     Accounts receivable, net
          United States                                $      -       $      -
          Foreign                                           2,812          2,812
                                                       ----------     ----------
                                                       $    2,812     $    2,812
                  Total                                ==========     ==========

     Accounts payable
          United States                                $  852,621     $  852,621
          Foreign                                         118,313        118,313
                                                       ----------     ----------
                  Total                                $  970,934     $  970,934
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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
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

           On October 30, 2001, the Company moved to dismiss Swartz' complaint in its entirety. The motion has not yet been decided by the court.

           The damages alleged by Swartz, should Swartz prevail, could exceed 10% of the Company's current assets as of September 30, 2001.

Item 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------

(a) No constituent instruments defining the rights of the holders of the Company's $.01 par value per share common stock ("Common Stock") have been materially modified during the fiscal quarter ended September 30, 2001.

(b) No rights evidenced by the Company's Common Stock have been materially limited or qualified by the issuance or modification of any other class of securities during the fiscal quarter ended September 30, 2001.

(c) Subsequent to March 31, 2001, the Company became obligated to issue 50,000 shares of its Common Stock to Goodwill Technologies, Ltd. ("Goodwill") pursuant to an agreement dated October 1, 2000. The shares were valued at $48,400 and are to be expensed over one year. The charge to operations for the year ended June 30, 2001 was $36,300. The sale was accomplished in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The facts relied upon for exemption were that Goodwill was an accredited investor.

           On August 10, 2001, the Company closed the sale of 502,601 shares of Common Stock to investors in a private placement for $618,200. The additional investors were granted registration rights for the new shares. The issuance of the Common Stock was accomplished in reliance upon Regulation S promulgated under the Securities Act. The facts relied upon for the exemption are that each of the investors were non-U.S. persons as defined under the Securities Act.

           On August 2, 2001, the Company closed the sale of 1,219,512 shares of Common Stock to Bestler International Limited ("Bestler") for the benefit of an accredited investor, for $1,500,000. Bestler was granted registration rights in connection with this investment. The issuance of the shares to Bestler was accomplished in reliance upon Regulation S promulgated under the Securities Act. The facts relied upon for the exemption were that the beneficial owner was a non-U.S. person as defined under the Securities Act. $1,440,000 of the funds from the August 2 and August 10 closings were used to fund the start of Tengtu United's new contract in China with the ShangDong Province, and the remainder is being used for general corporate purposes.

           Pursuant to a contract with Orion Capital Incorporated ("Orion"), William Ballard is to provide consulting services to the Company for a 24-month period that commenced in December 2000. As compensation for the services provided under the consulting agreement, the Company is obligated to issue Orion 20,834 shares of Common Stock each month. During the quarter ended September 30, 2001, the Company issued 62,502 shares of Common Stock to Orion. The issuance of the shares was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for the exemption are that Mr. Ballard and Orion are accredited investors.

           Swartz exercised warrants to purchase 100,000 shares of Common Stock at a price of $0.285 per share during the quarter ended September 30, 2001. The issuance of the shares was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon the for the exemption are that Swartz is an accredited investor.


(d) The Company is not required to furnish information pursuant to Rule 463 of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

           During the fiscal quarter ended September 30, 2001, there have not been any material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to indebtedness of the Company or any of its significant subsidiaries exceeding 5% of the total assets of the Company and its consolidated subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

           No matter has been submitted to a vote of the Company's security holders, through solicitation of proxies or otherwise, during the fiscal quarter ended September 30, 2001.

Item 5.  Other Information
-------  -----------------

           The Company has no additional information top report that would be required to be reported on Form 8-K.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

           (a) Index of Exhibits required by Item 601 of regulation S-K:

           3.1 - Articles of Incorporation (filed as part of the Company's Form 10 filed on May 25, 2000 and incorporated herein by reference);

           3.2 - By-Laws (filed as part of the Company's Form 10 filed on May 25, 2000 and incorporated herein by reference);

           10.1 English Translation of Agreement between National Center for Audio Visual Education and Tengtu Culture and Education Electronics Development Co., Ltd. Dated September 20, 2000 - referred to as "Operation Morning Sun" (filed as part of the Company's Form 10-Q filed on November 14, 2000 and incorporated herein by reference);

           10.2 English Translation of Cooperation Agreement among the Chinese National Center for Audio/Visual Education of the Ministry of Education, Tengtu China and Legend Group (filed as part of our Form 10-Q filed on November 14, 2000 and incorporated herein by reference);

           10.3 English Translation of Qwai Zhou Normal University Attached High School Thousand Mega Campus Network System Agreement with Tengtu China and Qwai Zhou Qin Hwa Yuen Information Technology Development Co., Ltd. dated July 28, 2000 (filed as part of our Form 10-Q filed on November 14, 2000 and incorporated herein by reference);

           10.4 English Translation of Zhong Yau Normal College Campus Network Contract with Tengtu China dated September 10, 2000 (filed as part of our Form 10-Q filed on November 14, 2000 and incorporated herein by reference);

           10.5 English Translation of Inner Mongolia 1st High School Campus Network Contract with Tengtu China dated August 25, 2000 (filed as part of our Form 10-Q filed on November 14, 2000 and incorporated herein by reference);

           10.6 English Translation of Equipment Lease contract between TIC Beijing Digital Pictures Co., Ltd and Beijing Hwa Yue Advertisement Co., Ltd. dated August 8, 2000 (filed as part of our Form 10-Q filed on November 14, 2000 and incorporated herein by reference);

           10.7 1999 Non-Qualified Stock Option Incentive Plan (filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference);

           10.8 English Translation of Microsoft Cooperation Agreement(filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference);

           10.9 Consulting Agreement between Tengtu and B.D. Clark and Associates, Ltd. (filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference);

           10.10 Tengtu United Joint Venture Agreement and the amendment thereto (filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference);

           10.11 Iconix agreement with Dell Products, L.P. (filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference);

           10.12 Employment agreement between Tengtu and Jing Lian (filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference);

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

           10.19 Letter of Intent for Cooperation between Guandong Southern Natural Museum Co., Ltd. and Tic Beijing digital Pictures, Ltd. (filed as part of our Form 10-K dated September 28, 2000 and incorporated herein by reference);

           10.20 License Agreement between us and Netopia, Inc. dated June 21, 2000 (filed as part of our Form 10-K dated September 28, 2000 and incorporated herein by reference);

           10.21 English translation of February 13, 2001 Cooperation Agreement between National Center for Audio/Visual Education and Tengtu Culture and Education Electronics Development Co., Ltd. on Carrying out "Operation Morning Sun - Phase II" (filed as part of our Form 10-Q filed on May 15, 2001 and incorporated herein by reference);

           10.22 January 17, 2001 Letter of Agreement between Tengtu International Corp. and the Centre for Education and Training (filed as part of our Form 10-Q filed on May 15, 2001 and incorporated herein by reference);

           10.23 Schedule of Exceptions (filed as part of our Form 10-Q filed on May 15, 2001 and incorporated herein by reference);

           10.24 English translations of April 9, 2001 Cooperation Agreement on Establishment of "Morning Sun Resources Center under National Center for Audio/Visual Education of Ministry of Education" and supplemental memorandum between Tengtu China and the Company (filed as part of our Form 10-Q filed on May 15, 2001 and incorporated herein by reference);

           10.25 English translation of Extension to Operation Morning Sun (filed as part of our Form 10-Q filed on May 15, 2001 and incorporated herein by reference);

           10.26 Letter of Intent between American Education Corporation("AEC") and the Company for the provision of content by AEC to be translated and used in the Company's Web portals dated April 2, 2001 (filed as part of our Form 10-Q filed on May 15, 2001 and incorporated herein by reference);

           10.27 Form of Registration Rights Agreement between Tengtu and investors in the private placement of June 14, 2001 (filed as part of our Form S-1A filed on August 7, 2001 and incorporated herein by reference);

           10.28 Registration Rights Agreement granted to Orion Capital Incorporated dated March 2, 2001 (filed as part of our Form 10-Q filed on May 15, 2001 and incorporated herein by reference);

           10.29 Additional Supplemental Agreement between Tengtu China and the Company dated April 25, 2001 relating to Exhibit 10.26 (filed as part of our Form S-1/A filed on August 7, 2001 and incorporated herein by reference);

           10.30 Stock Purchase Agreement granting registration rights to Shen Anxin dated July 30, 2001;

           10.31 Form of Extension Agreement between Tengtu and the additional Private Placement investors;

           10.32 ShanDong Province Cooperation Agreement dated August 17, 2001 (English translation) (filed as part of our Form 10-K on September 28, 2001 and incorporated herein by reference);

           10.33 Tengtu International Corp. Investment Agreement with Swartz Private Equity, L.L.C. dated October 25, 2000 (filed as part of The Company's Form 10-Q filed on November 14, 2000 and incorporated herein by reference);

           10.34 Common Stock Warrant for 46,800 shares of common stock issued to Swartz Private Equity, L.L.C., dated January 9, 2001 (filed as part of the Company's Form 10-Q filed on May 15, 2001 and incorporated herein by reference).


     (11) Not applicable.

     (15) Not applicable.

     (18) Not applicable.

     (19) Not applicable.

     (22) Not applicable.

     (23) Not applicable.

     (24) Not applicable.

     (99) Not applicable.

(b) No reports on Form 8-K have been filed for the fiscal quarter ended September 30, 2001.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     TENGTU INTERNATIONAL CORP.
                                                --------------------------------
                                                          (Registrant)

Date: November 16, 2001                                  John Watt
      -----------------                         --------------------------------
                                                             (Name)

                                                       /s/ John Watt
                                                --------------------------------
                                                           (Signature)

                                                  Executive Vice President
                                            ------------------------------------
                                                              (Title)
Date: November 16, 2001                                  Thomas Pladsen
      -----------------                         --------------------------------
                                                             (Name)

                                                       /s/ Thomas Pladsen
                                                --------------------------------
                                                           (Signature)

                                                  Chief Financial Officer
                                                --------------------------------
                                                              (Title)