Form 10-Q
period 2001-12-31
TENGTU INTERNATIONAL CORP
filed 2002-02-19
CIK 847597

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2001.

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from ...........to...............

Commission File Number 000-29957


                           TENGTU INTERNATIONAL CORP.
                           --------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                77-0407366
---------------------------------      -----------------------------------------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)              Identification Number)


                236 Avenue Road, Toronto, Ontario Canada M5R 2J4
         --------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (416) 963-3999
         --------------------------------------------------------------
              (Registrant's telephone number, including Area Code)

          206-5050 Kingsway, Burnaby, British Columbia, Canada M5X V5H
         --------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 52,121,008 shares outstanding as of February 11, 2002.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements
-------  --------------------




                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                             (Unaudited)
                                               As At          As At
                                             December 31,    June 30,
                                               2001           2001
                                               ----           ----
                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                   $  1,429,034  $  1,026,400
Accounts receivable, net of allowance for
   doubtful accounts of $ 200,997 (June 30,
   2001 - $200,997)                                    -        16,578
Due from related party                         9,021,158     6,462,887
Prepaids                                         602,695       500,082
Inventories                                            -         2,452
Other receivables                                105,387       339,044
                                             -----------   -----------
   Total Current Assets                       11,158,274     8,347,443
                                             -----------   -----------
PROPERTY AND EQUIPMENT, net                      536,826       711,385
                                             -----------   -----------
OTHER ASSETS
Due from related party                         5,940,000             -
Notes receivable                                  11,881        71,940
License fees                                      87,500       100,000
                                             -----------   -----------
                                               6,039,381       171,940
                                             -----------   -----------
TOTAL ASSETS                                $ 17,734,481  $  9,230,768
                                             ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                            $  1,165,026  $    959,022
Accrued expenses                                 461,304       380,684
Due to related party consultants               1,942,857     1,625,026
Short-term loan                                        -        94,150
Other liabilities                                241,610       451,299
                                             -----------   -----------
   Total Current Liabilities                   3,810,797     3,510,181
                                             -----------   -----------
OTHER LIABILITIES
Related party loan payable                       244,380       255,297
Convertible debentures, net of discount        1,316,703     1,274,030
                                             -----------   -----------
                                               1,561,083     1,529,327
                                             -----------   -----------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share;
   authorized 10,000,000 shares;
   Issued -0- shares
Common stock par value $.01 per share;
   authorized 100,000,000 shares;
   issued 53,100,174 shares
  (June 30, 2001 - 45,089,673)                   531,002       450,897
Additional paid in capital                    26,248,031    18,832,469
Accumulated deficit                          (14,394,208)  (15,080,108)
Accumulated other comprehensive income (loss):
   Cumulative translation adjustment             (21,440)      (11,214)
                                             -----------   -----------
                                              12,363,385     4,192,044
Less: Treasury stock, at cost,
   78,420 common shares                             (784)         (784)
                                             -----------   -----------
Total Stockholders' Equity                    12,362,601     4,191,260
                                             -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 17,734,481  $  9,230,768
                                             ===========   ===========




                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                            (Unaudited)  (Unaudited)
                                             Six Months   Six Months
                                               Ended         Ended
                                            December 31, December 31,
                                               2001          2000
                                               ----          ----

SALES                                       $  8,469,713 $  1,502,825
COST OF SALES                                  3,069,333    1,349,055
                                             -----------  -----------
                                               5,400,380      153,770
                                             -----------  -----------
OPERATING EXPENSES
General and administrative                     1,332,816    1,550,810
Related party consultants                        414,145      431,114
Collection provision                             242,927            -
Selling                                        1,051,730      184,006
Research and development                         377,986            -
Depreciation and amortization                    295,026       27,029
                                             -----------  -----------
                                               3,714,630    2,192,959
                                             -----------  -----------
OPERATING INCOME (EXPENSE)                     1,685,750   (2,039,189)
                                             -----------  -----------
OTHER INCOME (EXPENSE)
Interest income                                    3,342        7,926
Interest expense                                (126,974)    (133,318)
Other expense                                    (69,478)           -
                                             -----------  -----------
                                                (193,110)    (125,392)
                                             -----------  -----------
INCOME (LOSS) BEFORE MINORITY INTERESTS        1,492,640   (2,164,581)
MINORITY INTEREST IN SUBSIDIARY'S INCOME        (806,740)           -
                                             -----------  -----------
NET INCOME (LOSS)                             $  685,900 $ (2,164,581)
                                             ===========  ===========

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                         48,232,491   24,017,936
Diluted                                       50,276,159
EARNINGS (LOSS) PER COMMON SHARE:
Basic                                             $0.014      $(0.090)
Diluted                                           $0.014




                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                            (Unaudited)   (Unaudited)
                                            Three Months  Three Months
                                               Ended         Ended
                                            December 31,  December 31,
                                               2001          2000
                                               ----          ----

SALES                                       $  4,735,732 $    359,379
COST OF SALES                                  1,800,758      313,088
                                             -----------  -----------
                                               2,934,974       46,291
                                             -----------  -----------
OPERATING EXPENSES
General and administrative                       794,606    1,168,338
Related party consultants                        195,418      251,114
Collection provision                              77,496            -
Selling                                          513,028      110,241
Research and development                         377,986            -
Depreciation and amortization                    273,320       13,525
                                             -----------  -----------
                                               2,231,854    1,543,218
                                             -----------  -----------
OPERATING INCOME (EXPENSE)                       703,120   (1,496,927)
                                             -----------  -----------
OTHER INCOME (EXPENSE)
Interest income                                    1,008        2,490
Interest expense                                 (46,957)     (72,309)
Other expense                                    (28,564)           -
                                             -----------  -----------
                                                 (74,513)     (69,819)
                                             -----------  -----------
INCOME (LOSS) BEFORE MINORITY INTERESTS          628,607   (1,566,746)
MINORITY INTERESTS IN SUBSIDIARY'S INCOME       (648,007)           -
                                             -----------  -----------
NET INCOME (LOSS)                           $    (19,400) $(1,566,746)
                                             ===========  ===========

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted                             49,472,296   24,146,285
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted                                $(0.000)     $(0.065)





                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                            (Unaudited)  (Unaudited)
                                             Six Months   Six Months
                                               Ended       Ended
                                            December 31, December 31,
                                                2001         2000
                                                ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                          $     685,900 $  (2,164,581)
Adjustments to reconcile net loss to
   net cash used by operating activities:
   Depreciation and amortization                 307,527       146,997
   Noncash compensation expense on shares
      issued for services                        174,145             -
   Noncash interest expense
      - convertible debenture                     42,674        39,108
   Noncash loan conversion to shares                   -       100,000
   Noncash compensation - granting options             -        10,661
   Noncash paid-in capital - warrants                  -       558,654
Changes in operating assets and liabilities:
Decrease (increase) in operating assets:
   Accounts receivable                            16,578        (4,179)
   Due from related party                     (2,558,271)   (1,006,220)
   Prepaids                                     (771,543)     (271,470)
   Inventories                                     2,452        18,071
   Other receivables                             233,657       (11,793)
   Advance to director                                 -       (15,000)
   Other assets                                  195,486        20,129
Increase (decrease) in operating liabilities:
   Accounts payable                              206,004        72,045
   Accrued expenses                               80,620       123,250
   Due to related party                                -       119,488
   Due to related party consultants              317,832       308,000
   Other liabilities                            (314,754)      550,492
                                              -----------   ----------
Net Cash Used by Operating Activities         (1,381,693)   (1,406,348)
                                              -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                (5,895)       (2,066)
Due from related party                        (5,940,000)            -
                                              -----------   ----------
Net Cash Used by Investing Activities         (5,945,895)       (2,066)
                                             -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Cash received for shares issued                7,740,450             -
Proceeds from loans                                    -     1,004,743
                                             -----------   ----------
Net Cash Provided by Financing Activities      7,740,450     1,044,743
                                             -----------   ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH          (10,228)        2,018
                                             -----------   ----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                 402,634      (401,653)
                                             -----------   ----------
CASH AND CASH EQUIVALENTS,
   beginning of period                         1,026,400       919,091
                                             -----------   ----------
CASH AND CASH EQUIVALENTS, end of period    $  1,429,034   $   517,438
                                             ===========   ===========

NOTES

BASIS OF PRESENTATION

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to fairly present the interim financial information have been included. Results for the three months ended December 31, 2001 and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. For further information, refer to the consolidated financial statements and notes thereto included in Tengtu International Corp. and Subsidiary's annual report on Form 10-K for the fiscal year ended June 30, 2001.

1. Principles of Consolidation

     Tengtu International Corp. (the "Company") was incorporated in Delaware on May 6, 1988 as Galway Capital Corporation. On May 24, 1996 the Company changed its name to Tengtu International Corp. The Company's principal activities are carried out through Beijing Tengtu United Electronics Development, Co. Ltd. ("Tengtu United") a 57% owned Chinese joint venture company. The Company also has three subsidiaries, TIC Beijing Digital Pictures Co., Ltd. ("TIC Beijing") (wholly owned), Edsoft Platforms (Canada) Ltd. ("Edsoft Canada") (60.2% owned) and Edsoft Platforms (H.K.) Ltd. ("Edsoft H.K.") (wholly owned by Edsoft Canada). These three subsidiaries had limited operations during the six months ended December 31, 2001.

     Tengtu United is a provider of distance learning and e-education solutions, training and methodologies, in support of China's goals to modernize its K-12 education system.

     The Company's joint venture partner ("Tengtu China") has a 43% interest in Tengtu United. In accordance with Accounting Research Bulletin 51, the Company charges to income the loss applicable to the minority interests that is in excess of the minority's interests in the equity capital of the subsidiaries, including any guarantees or commitments from minority shareholders for further capital contributions.

2. Due from related party

   All of Tengtu United's business with any government entity is conducted through Tengtu China and Tengtu China operates the Chinese joint venture. The Company has recorded the following amounts as due from Tengtu China during the six months ended December 31, 2001:

Current Assets
   Prior year balance                       $    408,306
   Advances related to working capital for
   operations                                  3,623,769
   Profits from operations, net of minority
   interest                                    4,989,083
                                             -----------
                                            $  9,021,158
                                             ===========

   The balance above includes a collection provision of $242,927.

Long Term Assets
   Advances related to participation in the
   development of a central educational
   portal and repository in China           $  5,940,000
                                             ===========

3. Prepaids

   Included in prepaids are an advance of $157,958 to a software development company for work related to the Company's participation in the development of a central educational portal and repository in China. Also included in prepaids is an advance of $500,000, net of $250,000 in amortization, to a company for use of its e-education course content in China. Prior to distributing this content in China, the Company must make further payments of $500,000 and negotiate a licensing agreement.

5. H.K.$2,000,000 Loan to Edsoft Canada

   In July 1999 a group of private investors advanced $250,000 to Edsoft Canada as a shareholder's loan, bearing a 10% interest rate. One half of the loan can be converted into shares of the Company's $.01 par value per share common stock ("Common Stock") at $3 per share if the loan is not paid in full at the maturity date of July 27, 2002.

6. Convertible Debentures

   On December 23, 1999, the Company received cash in the amount of $1,500,000 in exchange for a four year floating debenture ("Debenture") convertible into shares of Common Stock and a separate common stock warrant ("Warrant") for the purchase of 1,500,000 shares of Common Stock. The Debenture is due December 15, 2003 and provides for accrual of interest beginning December 15, 2000 at a rate equal to the best lending rate of The Hong Kong and Shanghai Banking Corporation plus two percent (approximately 7.6% as at December 31, 2001). The Debenture is convertible into the Company's Common Stock at a conversion price of $2.00 until December 23, 2002 and $4.00 on any date thereafter. The unpaid balance of principal and interest outstanding at maturity, if any, may be converted by the holder into the Company's Common Stock at the then existing market price minus twenty percent.

   The Warrant gives the holder the right to purchase 1,500,000 shares of Common Stock at $4.00 until December 23, 2002. In connection with the purchase of the Debenture and Warrant, the Company and the investor entered into an Investor Rights Agreement which provides the holder of the Debenture, Warrant or the shares of Common Stock issued upon conversion or exercise thereof, with registration and certain other rights.

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

   The Company has not made the interest payment of $28,458 due on December 15, 2001 and has requested an extension of the time period to make this interest payment. The lender has not granted the requested extension and has not notified the Company that the Debenture is in default.

7. Equity Transactions

   In August 2001, the Company closed the sale of 1,910,497 shares of Common Stock to investors in private placements for $2,135,882. The investors were granted registration rights to the new shares.

   Swartz Private Equity L.L.C. exercised warrants to purchase 100,000 shares of Common Stock at a price of $0.285 per share during the quarter ended September 30, 2001 (See Note 9).

     In October and November 2001, the Company closed the sales of 5,800,000 units to investors for $5,575,000. The unit consisted of one share of Common Stock and 0.167 of one warrant to purchase one share of Common Stock at a price of $1.20 at any time in the following twelve-month period. The investors were granted registration rights in connection with this investment.

8. Related Party Transactions

   During the quarter ended December 31, 2001, the Company incurred consulting expenses of $195,418 from officers and directors of the Company or companies controlled by these officers and directors (December 31, 2000 - $251,144). During the quarter ended September 30, 2001, the Company incurred consulting expenses of $218,727 from officers and directors of the Company or companies controlled by these officers and directors (September 30, 2000 - $210,000). $96,314 of the balance owed to these parties was paid in the six months ended December 31, 2001.

   In October 1999, the Company entered into a consulting agreement with Comadex Industries, Ltd. ("Comadex") to retain the services of Pak Kwan Cheung as Chairman of the Board of Directors and Chief Executive Officer. The terms of the agreement include the following: (1) Comadex will receive a consulting fee of $10,000 per month; (2) Comadex shall receive an incentive of 1% of the capital raised in excess of $3,000,000 by Mr. Cheung for the Company; (3) Comadex shall receive 1% of the Company's net profits if the Company exceeds pre-set profit targets and its audited pre-tax profits exceed that target(s) - no such targets have been set as of December 31, 2001 by the Board of Directors; (4) Comadex shall receive certain payments in the event the agreement is terminated without cause or if the Company is merged into or acquired by another company. A charge to compensation expense of $30,000 was recorded in the quarter ended September 30, 2001 and a charge of $30,000 was recorded in the quarter ended December 31, 2001.

   Under a contract dated December 21, 2000 between the Company and Orion Capital Inc. ("Orion"), a significant shareholder of the Company, William Ballard will provide consulting services to the Company for a twenty-four month period that commenced in December 2000. As compensation for the services, the Company agreed to issue Orion 20,834 shares of Common Stock each month. During the quarter ended September 30, 2001, 62,502 shares of Common Stock were issued to Orion and a charge to compensation expense of $91,045 was recorded. During the quarter ended December 31, 2001, the Company issued 62,502 shares of Common Stock to Orion recording a compensation expense of $65,419.

     The Company entered into a consulting agreement, dated April 1, 2000, with 1334945 Ontario Limited ("Ontario") to retain the services of Gregory Mavroudis. This agreement has been terminated and a litigation has been commenced by 1334945 Ontario Limited and Mr. Mavroudis against the Company. The Company believes that it has meritorious defenses; as such no additional provision for the termination of this contract has been made.

9. Equity Line

   On October 25, 2000 the Company entered into an investment agreement with Swartz Private Equity L.L.C. ("Swartz") (the "Investment Agreement"). The Investment Agreement entitled the Company to issue and sell up to $30 million of Common Stock to Swartz subject to a formula based on the Common Stock price and trading volume, from time to time over a three year period, following the effective date of a registration statement on Form S-1, which occurred during the quarter ended December 31, 2000. The Company did not sell any Common Stock to Swartz under the Investment Agreement.

   As consideration for making its financing commitment to the Company, Swartz was issued a warrant to purchase 1,200,000 shares of Common Stock exercisable at $.745 per share until October 25, 2005. The warrant was valued using the Black-Scholes option valuation model and $558,654 was recorded as an addition to capital and prepaids. The prepaids continued to be amortized over the term of the Investment Agreement with $46,548 charged to operations for the quarter ended September 30, 2001. The warrant contained a re-pricing mechanism. Under this provision, Swartz exercised warrants to purchase 100,000 shares of Common Stock at a price of $0.285 per share during the quarter ended September 30, 2001.

   On September 12, 2001, Swartz served the Company with a complaint, which was filed in state court in Fulton County, Georgia. This complaint was filed in response to the Company's letter dated August 28, 2001 advising Swartz that the Company viewed the Investment Agreement, along with the accompanying commitment warrants, to be void and unenforceable. As such, the unamortized balance of the warrant included in prepaids, $418,930, has been written off against additional paid-in capital.

   The complaint alleges that the Company breached the Investment Agreement and commitment warrants by failing to deliver 250,000 shares upon Swartz's partial exercise of the commitment warrants. Swartz seeks the following damages: (1) a $200,000 termination fee under the Investment Agreement; (2) a cash amount equal to the value of the common stock on the date of partial exercise of the commitment warrant; (3) damages for late delivery of shares under the commitment warrant; (4) monetary damages for lost market opportunity equal to the highest value of our common stock during the term of the breach; (5) a replacement warrant for 850,000 shares of our common stock; (6) attorney's fees; (7) additional warrants under a Warrant Anti-Dilution Agreement; and (8) such other and further relief as the court deems just and proper.

   The Company has made a motion to dismiss the complaint which is currently pending before the court.

   The Company plans to deny each of Swartz' substantive allegations. The Company also believes that it has meritorious defenses and intends to vigorously defend this action.

10. Edsoft Canada and Edsoft H.K.

     At a meeting on January 12, 2002, the board of directors of the Company resolved to close the operations of Edsoft Canada and Edsoft H.K. However, no formal plan has yet been developed to wind-up these subsidiaries.

11. Taxes

     None of the subsidiaries are eligible to be consolidated into the Company's U.S income tax return, therefore, separate income tax provisions are calculated for the Company and each of its subsidiaries. No provision has been recorded for Tengtu United, the only profitable subsidiary, because Tengtu United currently is within a tax holiday period for which it is exempt from Chinese income tax. The Company has recorded a deferred tax asset for itself and its other subsidiaries, principally due to net operating loss carryforwards. The asset has been offset by a full valuation allowance, as the Company believes it is more likely than not that the losses will not be utilized.


12. Litigation

     The Company is party to litigation in the normal course of business. In management's opinion, the litigation will not materially affect the Company's financial position, results of operation or cash flow.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------  -----------------------------------------------------------------------


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

     In April, 2001 Tengtu United entered into a cooperation agreement with the Ministry of Education under which Tengtu United agreed to be the Ministry's operating and development partner for its (1) distance learning network in China and (2) the national K-12 Chinese Broadband Education Resource Centre ("CBERC"). A similar initiative has been undertaken with provinces such as Shan Dong and Shaanxi under which provincial broadband education resource centers ("LBERCs")will be developed.

   In the fiscal year ended June 30, 2001 Tengtu United launched Operation Morning Sun in over 20 provinces, installing 3,017 Total Solution platforms in Phase I of the project. Phase II of Operation Morning Sun was launched in July 2001. In the first quarter of fiscal 2002 (three months ended September 30, 2001), 1,743 Total Solution platforms were installed. Most of these platforms were installed in September due to the fact that schools were closed for the July and August summer break. In addition, 300 sets of satellite equipment and 650 packages of educational (1)s were distributed to Chinese schools. In the second quarter of fiscal 2002 (three months ended December 31, 2001), 1,987 Total Solution platforms were installed. The monthly rate of installations was reduced, as compared to previous quarters, to conserve working capital. The amount of working capital required to carry out Operation Morning Sun has been higher than anticipated due to delays in collections of accounts receivable by the Company's joint venture partner.

     Payment processes slower than those experienced in North America are not unusual in China (especially when dealing with a number of levels of government); however, the Company and its joint venture partner are taking steps in conjunction with the Ministry of Education to reduce the payment cycle. The Company and its joint venture partner are also investigating other Chinese government programs operated in conjunction with Chinese banks that would allow for faster collection of accounts receivable.

     In addition to the second quarter platform sales, 1,657 sets of satellite equipment and 386 packages of educational (1)s were distributed to Chinese schools.

   The total installations under Phase II of Operation Morning Sun during the six months ended December 31, 2002 were 3,730 Total Solution platforms, 1,957 sets of satellite equipment and 1,036 packages of educational (1)s.

   As Operation Morning Sun is expanded, provincial education ministry contracts are signed and the CBERC project is launched, Tengtu United will benefit from a number of revenue sources, including:

   - E-education application software and equipment. Each K-12 school in China requires e-education application software such as Tengtu United's Total Solution platform.
   - CBERC and LBERC connectivity fees for K-12 schools with e-education curriculum content and other learning resources.
   -   User fees for students studying outside of the K-12 school system.

   The ability of the Company to take advantage of the opportunity to establish itself as the preeminent provider of distance learning and e-education solutions, training and methodologies, in support of China's goals to modernize its K-12 education system, is dependent on its ability to raise additional capital to fund its new projects such as the CBERC and LBERCs. The Company is pursing a number of financing initiatives; however, if the Company is unsuccessful the Company may have to alter its business plan accordingly.

LIQUIDITY AND CAPITAL RESOURCES FOR THE SIX MONTHS ENDED
DECEMBER 31, 2001 AND 2000

Six Months Ended December 31, 2001
----------------------------------

   For the six months ended December 31, 2001, net cash used by operating activities totaled $1,381,693.

   The net income for the period, $685,900, included such non-cash items as depreciation and amortization ($307,527), non-cash compensation expenses associated with the issue of shares of Common Stock for services ($174,145) and non-cash interest expense related to convertible debentures ($42,674).

   This was offset by increases in operating assets associated with the start of Phase II of Operation Morning Sun. Operation Morning Sun required $2,558,271 in working capital for operations in the six months, due mainly to delays in collecting accounts receivable. Collection of these balances under Operation Morning Sun is longer than under normal business terms due to the funding process inherent in the Chinese education system. The Company and its joint venture partner are taking steps in conjunction with the Ministry of Education to reduce the payment cycle. The Company and its joint venture are also investigating other Chinese government programs operated in conjunction with Chinese banks that would allow for faster collection of accounts receivable.

     Another use of cash related to a $771,543 increase in prepaids. Included in prepaids are advances of $157,958 to a software development company for work related to the Company's participation in the development of a central educational portal and repository in China. Also included in prepaids are advances of $500,000, net of $250,000 in amortization, to a company for use of its e-education course content in China. Prior to distributing this content in China, the Company must make further payments of $500,000 and negotiate a licensing agreement.

   Net cash used in investing activities included $5,940,000 advanced to Tengtu China for the development of CBERC ($4.5 million) and the Shan Dong province LBERC ($1.44 million).

     Net cash flow from financing activities was $7,740,450. The primary source of these funds was private placements of shares of Common Stock totaling $7,711,950. In addition, Swartz Private Equity, LLC ("Swartz") exercised warrants to purchase 100,000 shares of Common Stock at a price of $0.285 per share during the quarter ended September 30, 2001 (See Legal Proceedings).

Six Months Ended December 31, 2000
----------------------------------

For the six months ended December 31, 2000, net cash used by operating activities totaled $1,406,348, including a net loss of $2,164,581 and depreciation and amortization of $146,997. Also included was noncash paid-in capital on warrants issued in connection with the Company's $30 million equity line of common stock with Swartz in the amount of $558,654. In addition, a $100,000 shareholder's loan was converted to shares of Common Stock.

Due from related party increased by $1,006,220, primarily due to an advances related to the Operation Morning Sun contract. Prepaids increased by $271,470, primarily due to the Company arranging for shares of its Common Stock to be issued to consultants over the remaining life of consulting agreements. Due To related party increased by $119,488, primarily due to proceeds received from the sale of the assets of the Company's former investee, Iconix International, Inc.

Other liabilities increased by $550,492, primarily due to compensation payable set up for shares and options for employees and related party consultants.

Net cash used by investing activities amounted to $2,066, due to purchase of office equipment.

Net cash provided by financing activities amounted to $1,004,743, due to the receipt of a short-term loan from Orion.




OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 and 2000

Revenues
--------

                     2001                     2000
                    ------                   ------
                  $8,469,713               $1,502,825

Six Months Ended December 31, 2001

   Tengtu United sales for the six months ended December 31, 2001 were $8,415,534. 95% of these sales were derived from sales to 6,723 schools under Phase II of Operation Morning Sun. This total included installing Total Solution platforms in 3,730 schools (revenue of $6,751,487 ), selling educational CD-ROMs to 1,036 schools ($104,944 in revenue) and shipping satellite equipment to 1,957 schools ($1,177,958). Most of this activity took place from late August, 2001 to December, 2001 due to fact that schools were closed for the July and August summer break.

   Other sources of revenue for Tengtu United include installation projects in Inner Mongolia and Henan province ($292,945), sale of Microsoft products ($42,015) and other sales ($46,185).

   Sales of educational software and services by Edsoft H.K. and TIC Beijing was $54,179.

Six Months Ended December 31, 2000

   Sales increased to $1,502,825 for the six months ended December 31, 2000 as approximately 729 Total Solution platforms were installed in the Phase I of Operation Morning Sun.

Gross Profit (Loss)
-------------------

                    2001                      2000
                   ------                    ------
                  $5,400,380               $153,770

Six Months Ended December 31, 2001

   Overall gross margins associated with sales under Operation Morning Sun were 67%: 73% for Total Solution platforms, 38% for satellite equipment and 17% for educational CD-ROMs. Costs of Total Solution platforms were lower in this period compared to fiscal 2001 primarily because the Microsoft operating system was not required in most platforms sold. This was due to the fact that most of the school computers where the platforms were installed in this six-month period were already equipped with appropriate operating software.

     The gross margin on other Tengtu United sales was $44,592 and the loss on sales by Edsoft Platform (H.K.) Limited and TIC Beijing Digital Pictures Co., Ltd. was $100,316.

Six Months Ended December 31, 2000

   The Company recorded a gross profit of $153,770 or 10% for the six months ended December 31, 2000. The gross margin was lower because of special promotions for the Total Solution platforms and low margins earned on system integration services performed by Tengtu United.

General and Administrative Expenses
-----------------------------------

                     2001                      2000
                    ------                    ------
                  $1,332,816                 $1,550,810

Six Months Ended December 31, 2001

   The general and administrative expenses incurred by Tengtu United amounted to $388,283 and were comparable to previous periods. The major components of the remaining balance were legal and professional fees ($451,925) and travel expenses ($132,163) related to activities in the Company's Toronto and Vancouver offices.

Six Months Ended December 31, 2000

   General and administrative expenses were $1,550,810 for the six months ended December 31, 2000, primarily due to higher professional and financing fees, as compared to prior periods.

Related Party Consultants
-------------------------

                     2001                      2000
                    ------                    ------
                   $414,145                  $431,144

   Related party consultants' expense relates to staff that manages technical developments and financing activities in North America.

Collection Provision
--------------------

                    2001                      2000
                   ------                    ------
                  $242,927                   $    -

   The balance in the six months ended December 2001 represents an estimate of potential uncollectible accounts associated with sales by Tengtu United in the first six months of the fiscal year. This provision is included in due from related party.

Selling Expense
---------------

                    2001                      2000
                   ------                    ------
                $1,051,730                  $184,006

   In the six months ended December 31, 2001, selling expenses related almost entirely to the launch of Phase II of Operation Morning Sun by Tengtu United. A primary component of these expenses relates to setting up offices in various provinces and providing training to clients. As a percentage of sales, selling expenses are higher in the first quarter of each fiscal year because the schools are closed in July and August.

Research and Development
------------------------

                    2001                      2000
                   ------                    ------
                  $377,986                  $     -

  In the six months ended December 31, 2001, research and development expenses consisted of advances of $377,986 to a software development company for work related to the Company's participation in the development of a central educational portal and repository in China.

Depreciation and amortization
-----------------------------

                    2001                      2000
                   ------                    ------
                 $295,026                   $27,029

     As Tengtu China manages the Company's joint venture in China, the Company has not made any significant purchases of equipment in past years. Amortization of $258,250 in 2001 includes amortization of the costs associated with two license agreements.

Minority interest
-----------------

                    2001                      2000
                   ------                    ------
                  $806,740                  $     -

   Minority interest in 2001 represents the Tengtu China's 43% interest in the operating profits of the joint venture company, Tengtu United. Minority interest was not recorded in 2000 as Tengtu United did not have any retained earnings.

OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 and 2000

Revenues
--------

                     2001                     2000
                    ------                   ------
                  $4,735,732               $  359,379

Three Months Ended December 31, 2001

   Tengtu United sales for the three months ended December 31, 2001 were $4,704,002. 98% of these sales were derived from sales to 4,030 schools under Phase II of Operation Morning Sun. This total included installing Total Solution platforms in 1,987 schools (revenue of $3,570,161), selling educational CD-ROMs to 386 schools ($41,176 in revenue) and shipping satellite equipment to 1,657 schools ($1,032,350).

   Other sources of revenue for Tengtu United include installation projects ($37,349) and other sales ($23,966).

   Sales of educational software and services by Edsoft H.K. and TIC Beijing were $31,730.

Three Months Ended December 31, 2000

   Sales were $359,379 for the three months ended December 31, 2000 as only 174 Total Solution platforms were installed during the start up of Phase I of Operation Morning Sun.

Gross Profit (Loss)
-------------------

                    2001                      2000
                   ------                    ------
                 $2,934,974                 $46,291

Three Months Ended December 31, 2001

     Overall gross margins associated with sales under Operation Morning Sun were 64%: 71% for Total Solution platforms, 38% for satellite equipment and 41% for educational CD-ROMs. Costs of Total Solution platforms and satellite equipment were similar to the prior quarter.

   The gross margin on other Tengtu United sales was $15,723 and the loss on sales by Edsoft H.K. and TIC Beijing was $58,535.

Three Months Ended December 31, 2000

   The Company recorded a gross profit of $46,291 or 13% for the three months ended December 31, 2000. The gross margin was lower because of special promotions for the Total Solution platforms and low margins earned on system integration services performed by Tengtu United.

General and Administrative Expenses
-----------------------------------

                     2001                      2000
                    ------                    ------
                   $794,606                 $1,168,338

Three Months Ended December 31, 2001

   The general and administrative expenses incurred by Tengtu United amounted to $285,458. The major components of the remaining balance were legal and professional fees and travel expenses related to activities in the Company's Toronto and Vancouver offices.

Three Months Ended December 31, 2000

   General and administrative expenses were $1,168,338 for the three months ended December 31, 2000, primarily due to a $588,654 finance charge associated with the issue of warrants and a charge of $119,058 for employee shares and incentives.

Related Party Consultants
-------------------------

                     2001                      2000
                    ------                    ------
                   $195,418                  $251,114

   Related party consultants' expense relates to staff that manages technical developments and financing activities in North America.

Collection Provision
--------------------

                    2001                      2000
                   ------                    ------
                  $77,496                   $    -

   The balance represents an estimate of potential uncollectible accounts associated with sales by Tengtu United in the three months ended December 31, 2001. This provision is included in due from related party.

Selling Expense
---------------

                    2001                      2000
                   ------                    ------
                  $513,028                  $110,241

   In the three months ended December 31, 2001, selling expenses related almost entirely to the launch of Phase II of Operation Morning Sun by Tengtu United. A primary component of these expenses relates to setting up offices in various provinces and providing training to clients.

Research and Development
------------------------

                    2001                      2000
                   ------                    ------
                  $377,986                  $     -

   In the three months ended December 31, 2001, research and development expenses consisted of advances of $377,986 to a software development company for work related to the Company's participation in the development of a central educational portal and repository in China.

Depreciation and amortization
-----------------------------

                    2001                      2000
                   ------                    ------
                 $273,320                   $13,525

     As Tengtu China manages the Company's joint venture in China, the Company has not made any significant purchases of equipment in past years. Amortization of $258,250 in the three months ended December 31, 2001 includes amortization of the costs associated with two license agreements.

Minority interest
-----------------

                    2001                      2000
                   ------                    ------
                  $648,007                  $     -

   Minority interest in 2001 represents the Tengtu China's 43% interest in the operating profits of the joint venture company, Tengtu United. Minority interest was not recorded in 2000 as Tengtu United did not have any retained earnings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

   The Company operates through subsidiaries located in Beijing, China and the administrative offices are located in Vancouver and Toronto, Canada. The Company grants credit to its customers in these geographic regions.

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

   The Company established an allowance for doubtful accounts of $443,024 at December 31, 2001. The Company believes any credit risk beyond this amount would be negligible.

   At December 31, 2001, the Company had $1,319,520 of cash in banks uninsured.

   The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

   For the six months ended December 31, 2001, approximately 99% of sales were generated through Tengtu United. Receivables related to these sales transactions are grouped together with amounts due from a related party, Tengtu China, in the Company's financial statements. For the six months ended December 31, 2001 and 2000, no customer accounted for more than 10% of total sales.

MARKET RISK SENSITIVE INSTRUMENTS
---------------------------------

FINANCIAL INSTRUMENT                       CARRYING VALUE    FAIR VALUE
--------------------                       --------------    ----------

Instruments entered into for trading purposes

NONE

Instruments entered into for other than trading purposes

   Cash and Cash equivalents
      United States                            $  109,514     $  109,514
      Foreign                                   1,319,520      1,319,520
                                               ----------     ----------
                  Total                        $1,429,034     $1,429,034
                                               ==========     ==========

     Accounts receivable, net
          United States                        $        -     $        -
          Foreign                                       -              -
                                               ----------     ----------
                                               $        -     $        -
                  Total                        ==========     ==========

     Accounts payable
          United States                        $1,085,914    $1,085,914
          Foreign                                  79,112        79,112
                                               ----------    ----------
                  Total                        $1,165,026    $1,165,026
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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements in this report which are not historical facts or information are forward-looking statements, including, but not limited to, the information set forth in the Management's Discussion and Analysis section above. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievement of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the United States, China and Canada; the ability of the Company to implement its business strategy; the Company's access to financing; the Company's ability to successfully identify new business opportunities; the Company's ability to attract and retain key executives; the Company's ability to achieve anticipated cost savings and profitability targets; changes in the industry; competition; the effect of regulatory and legal restrictions imposed by foreign governments; the effect of regulatory and legal proceedings and other factors discussed in the Company's Forms 10, 10-K, 10-Q, 8-K and registration statement filings. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievements of the Company. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
-------  -----------------

         In December, 2001, the Company was served with a statement of claim which was issued in the Ontario Superior Court of Justice. The plaintiffs in the action are Gregory Mavroudis and 1334945 Ontario Limited and the Company is the defendant. The statement of claim alleges that Mr. Mavroudis and 1334945 Ontario Limited did not receive certain amounts of cash, stock and options which were due under an "Independent Contractor Agreement," and amendments thereto, with the Company for Mr. Mavroudis to provide services to the Company. Plaintiffs seek the following relief: (1) a declaration that Mr. Mavroudis was at all material times a Company employee, (2) a declaration that Mr. Mavroudis' employment as Chief Operating Officer of the Company has been terminated, or, in the alternative, constructively terminated or (3) in the alternative to (1) or
(2), a declaration that the Company has terminated its agreement with Mr. Mavroudis and 1334945 Ontario Limited. The statement of claim also seeks: (1) $120,000 under the parties' agreement and damages in the amount of $612,500 representing the value of stock due under the parties' agreements or 350,000 "freely tradeable" shares of Company stock, (2) $253,750 representing the value of 175,000 shares of Company stock due under the parties' agreements or 175,000 shares of Company stock, (3) punitive and exemplary damages, (4) pre- and post-judgment interest, (4) costs of the action and (5) other relief as the court deems appropriate.

     The Company believes that it has meritorious defenses to the statement of claim and intends to vigorously defend the action.

         In January, 2002, the Company was served with a summons and verified complaint which was filed in the United States District Court for the Southern District of New York. The plaintiff in the action is Hecht & Associates, P.C., the Company's former counsel, and the Company is the defendant. The verified complaint alleges that Hecht & Associates, P.C. was not paid for certain legal services provided to the Company and seeks a judgment in the amount of $133,334.12, plus interest at the rate of 1.25%, the costs of the action and such other relief as the court deems proper. The Company believes that it has meritorious defenses to the claims in the verified complaint and intends to vigorously defend the action.

         In January, 2002, the Company was served with a verified complaint which was filed in the Supreme Court of the State of New York, County of New York. The plaintiff in the action is Charles J. Hecht, a principal of Hecht & Associates, P.C. and a Company shareholder, and the Company is the defendant. The verified complaint alleges that Mr. Hecht submitted a check in the amount of the exercise price of certain stock options granted to Hecht & Associates, P.C. but that the stock was not delivered. Plaintiff seeks a mandatory injunction requiring delivery to plaintiff of 114,166 shares of Company common stock. Plaintiff further seeks (1) damages in the sum of $51,941.34, (2) additional damages for diminution in the value of the common stock from the time it should have been delivered and (3) punitive damages. The Company believes that it has meritorious defenses to the claims in the verified complaint and intends to vigorously defend the action.


Item 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------

(a) No constituent instruments defining the rights of the holders of the Company's $.01 par value per share common stock ("Common Stock") have been materially modified during the fiscal quarter ended December 31, 2001.

(b) No rights evidenced by the Company's Common Stock have been materially limited or qualified by the issuance or modification of any other class of securities during the fiscal quarter ended December 31, 2001.

(c) On October 31, 2001, the Company closed the sale of 1,300,000 shares of its Common Stock to Orion Capital Incorporated for $1,300,000. The sale included 216,667 attached warrants to purchase the Common Stock for $1.20 per share with a one year term. The investor was granted registration rights with respect to Common Stock purchased and the Common Stock into which the warrants are exercisable. The issuance of the Common Stock and warrant was accomplished in reliance upon Regulation S, promulgated under the Securities Act of 1933, as amended. The facts relied upon for the exemption are that the investor is a non-U.S. person as defined under Regulation S.

         On November 1, 2001, the Company closed the sale of 2,500,000 shares of its Common Stock to Shen AnXin for $2,500,000. The sale included 416,667 attached warrants to purchase the Common Stock for $1.20 per share with a one year term. The investor was granted registration rights with respect to Common Stock purchased and the Common Stock into which the warrants are exercisable. The issuance of the Common Stock and warrant was accomplished in reliance upon Regulation S, promulgated under the Securities Act of 1933, as amended. The facts relied upon for the exemption are that the investor is a non-U.S. person as defined under Regulation S.

         On November 2, 2001, the Company closed the sale of 300,000 shares of its Common Stock to Sixela Investments, Ltd. for $300,000. The sale included 50,000 attached warrants to purchase the Common Stock for $1.20 per share with a one year term. The investor was granted registration rights with respect to Common Stock purchased and the Common Stock into which the warrants are exercisable. The issuance of the Common Stock and warrant was accomplished in reliance upon Regulation S, promulgated under the Securities Act of 1933, as amended. The facts relied upon for the exemption are that the investor is a non-U.S. person as defined under Regulation S.

         On November 15, 2001, the Company closed the sale of 700,000 shares of its Common Stock to Orion Capital Incorporated for $700,000. The sale included 116,667 attached warrants to purchase the Common Stock for $1.20 per share with a one year term. The investor was granted registration rights with respect to Common Stock purchased and the Common Stock into which the warrants are exercisable. The issuance of the Common Stock and warrant was accomplished in reliance upon Regulation S, promulgated under the Securities Act of 1933, as amended. The facts relied upon for the exemption are that the investor is a non-U.S. person as defined under Regulation S.

         On November 15, 2001, the Company closed the sale of 500,000 shares of its Common Stock to EnterVest Portfolios International, Inc. for $500,000. The sale included 83,333 attached warrants to purchase the Common Stock for $1.20 per share with a one year term. The investor was granted registration rights with respect to Common Stock purchased and the Common Stock into which the warrants are exercisable. The issuance of the Common Stock and warrant was accomplished in reliance upon Regulation S, promulgated under the Securities Act of 1933, as amended. The facts relied upon for the exemption are that the investor is a non-U.S. person as defined under Regulation S.

         On November 19, 2001, the Company closed the sale of 500,000 shares of its Common Stock to Shen AnXin for $500,000. The sale included 83,333 attached warrants to purchase the Common Stock for $1.20 per share with a one year term. The investor was granted registration rights with respect to Common Stock purchased and the Common Stock into which the warrants are exercisable. The issuance of the Common Stock and warrant was accomplished in reliance upon Regulation S, promulgated under the Securities Act of 1933, as amended. The facts relied upon for the exemption are that the investor is a non-U.S. person as defined under Regulation S.

         Pursuant to a contract with Orion Capital Incorporated, the Company is obligated to issue Orion 20,834 shares of Common Stock each month. During the quarter ended December 31, 2001, the Company issued 62,502 shares of Common Stock to Orion. The issuance of the shares was accomplished in reliance upon
Section 4(2) of the Securities Act. The facts relied upon for the exemption are that Orion Capital Incorporated is an accredited investor whose principal is a Company Director familiar with Company operations.

(d) The Company is not required to furnish information pursuant to Rule 463 of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

     During the fiscal quarter ended December 31, 2001, the Company defaulted on its quarterly interest payment to Top Eagle Holdings Limited ("Top Eagle") on a $1,500,000 Floating Convertible Debenture (the "Debenture") which was due on December 15, 2001. Pursuant to the terms of the Debenture, interest will accrue on the unpaid interest at the same rate as other sums under the Debenture plus an additional 5% per annum. In addition, the failure to timely pay interest is an "Event of Default" which gives Top Eagle the right, at its option, and in its sole discretion, to consider the Debenture immediately due and payable, without presentment, demand, protest or notice of any kind. Upon an Event of Default, the amounts due under the Debenture may be paid in cash, or stock, at the prevailing conversion price set forth in the Debenture.

         To date, Top Eagle has not exercised its option to declare the Debenture immediately due and payable. To date, the amount of interest in arrears is $28,458.00.


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         On November 27, 2001, the Company held its Annual Stockholders Meeting. Three matters were submitted to a vote of the securityholders at the Annual Meeting. First, the following Directors were elected until the next Annual Meeting, or until the election of their successors: Pak Kwan Cheung, Jing Lian, John Watt, Zhang Fan Qi, Michael Nikiforuk, William Ballard, Peter Soumalias, John McBride, Karl Dai Yung Sang and Bin Huang. Messrs. Cheung, Lian, Watt, Qi and Nikiforuk had previously served as Directors. 26,879,920 votes were cast for each of the foregoing directors, 13,322,746 shares abstained from voting and no votes were cast against any of the foregoing directors.

         Second, the Board of Directors' selection of Moore Stephens, P.C. as the Company's independent public accountants for the fiscal year ending June 30, 2002 was ratified by the securityholders. 26,662,420 votes were cast for ratification of the selection of Moore Stephens, P.C., 2,500 votes were cast against the ratification and 12,196,500 shares abstained from voting.

         Third, the sale of Common Stock to Orion Capital Incorporated, which already held in excess of 10% of the Company's Common Stock, was ratified and approved by the stockholders in accordance with the Company's Certificate of Incorporation. 26,889,920 votes were cast for the ratification of the sale of Common Stock to Orion, 11,969,000 shares abstained from voting and no shares voted against the ratification.

Item 5.  Other Information
-------  -----------------

         The Company has no additional information to report that would be required to be reported on Form 8-K.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

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

         10.27 Form of Registration Rights Agreement between Tengtu and investors in the private placement of June 14, 2001 (filed as part of our Form S-1/A filed on August 7, 2001 and incorporated herein by reference);

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

         10.30 Stock Purchase Agreement granting registration rights to Shen Anxin dated July 30, 2001;

         10.31 Form of Extension Agreement between Tengtu and the additional Private Placement investors;

         10.32 Shan Dong Province Cooperation Agreement dated August 17, 2001 (English translation) (filed as part of our Form 10-K on September 28, 2001 and incorporated herein by reference);

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

         10.35 December 21, 2001 Agreement between Tengtu International Corp. and Lifelong.com, Inc.

         10.36 English Translation of Cooperation Agreement effective September 1, 2001 between the Ministry of Education of the Shan Dong Province and Beijing Tengtu Tian Di Network Co., Ltd.

         10.37 English Translation of September 18, 2001 Memorandum of Cooperation, Establishment of Shaanxi Provincial Education Resources Center by and among Li Gen Juan, Director of Shaanxi Provincial Center for Audio/Visual Education, Suan Pai Yau, Tin Pang and Wu Oi Juan, Deputy Directors of Shaanxi Provincial Center for Audio/Visual Education, and Lin Xiao Feng, President of Tengtu Culture & Education Electronics Development Co., Ltd.


         (11) Statement re: Computation of Per Share Earnings

         (15) Not applicable.

         (18) Not applicable.

         (19) Not applicable.

         (22) Not applicable.

         (23) Not applicable.

         (24) Not applicable.

         (99) Not applicable.

(b) The Company filed a report on Form 8-K on November 28, 2001 to report the disclosure of information at its Annual Stockholders Meeting pursuant to Regulation FD.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     TENGTU INTERNATIONAL CORP.
                                                --------------------------------
                                                        (Registrant)

Date: February 19, 2002                                  John Watt
      -----------------                         --------------------------------
                                                           (Name)

                                                       /s/ John Watt
                                                --------------------------------
                                                         (Signature)

                                                        President
                                                --------------------------------
                                                         (Title)
Date: February 19, 2002                                  Thomas Pladsen
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