Form 10-Q
period 2002-03-31
TENGTU INTERNATIONAL CORP
filed 2002-05-20
CIK 847597

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 53,121,008 shares outstanding as of May 1, 2002.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements
-------  --------------------





               TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                       Consolidated Balance Sheets

                                           (Unaudited)
                                               As At          As At
                                             March 31,       June 30,
                                               2002           2001
                                               ----           ----
                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                   $    234,733 $  1,026,400
Accounts receivable, net of allowance for
   doubtful accounts of $ 200,997 (June 30,
   2001 - $200,997)                                    -        16,578
Due from related party                        11,098,546     6,462,887
Prepaids                                         539,133       500,082
Inventories                                            -         2,452
Other receivables                                164,536       339,044
                                             -----------   -----------
   Total Current Assets                       12,036,948     8,347,443
                                             -----------   -----------
PROPERTY AND EQUIPMENT, net                      458,693       711,385
                                             -----------   -----------
OTHER ASSETS
Due from related party                         5,940,000             -
Notes receivable                                  11,881        71,940
License fees                                      81,250       100,000
                                             -----------   -----------
                                               6,033,131       171,940
                                             -----------   -----------
TOTAL ASSETS                                $ 18,528,772  $  9,230,768
                                             ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                            $  1,004,876  $    959,022
Accrued expenses                               1,047,738       380,684
Due to related party consultants               2,073,858     1,625,026
Short-term loan                                        -        94,150
Other liabilities                                272,720       451,299
                                             -----------   -----------
   Total Current Liabilities                   4,399,192     3,510,181
                                             -----------   -----------
OTHER LIABILITIES
Related party loan payable                       243,326       255,297
Convertible debentures, net of discount        1,338,543     1,274,030
                                             -----------   -----------
                                               1,581,869     1,529,327
                                             -----------   -----------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share;
   authorized 10,000,000 shares;
   Issued -0- shares
Common stock par value $.01 per share;
   authorized 100,000,000 shares;
   issued 53,272,676 shares
  (June 30, 2001 - 45,089,673)                   532,727       450,897
Additional paid in capital                    26,387,991    18,832,469
Accumulated deficit                          (14,343,653)  (15,080,108)
Accumulated other comprehensive income (loss):
   Cumulative translation adjustment             (28,570)      (11,214)
                                             -----------   -----------
                                              12,548,495     4,192,044
Less: Treasury stock, at cost,
   78,420 common shares                             (784)         (784)
                                             -----------   -----------
Total Stockholders' Equity                    12,547,711     4,191,260
                                             -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 18,528,772  $  9,230,768
                                             ===========   ===========




                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                            (Unaudited)  (Unaudited)
                                            Nine Months   Nine Months
                                               Ended         Ended
                                             March 31,     March 31,
                                               2002          2001
                                               ----          ----

SALES                                       $ 11,955,379 $  2,953,704
COST OF SALES                                  3,980,644    1,981,186
                                             -----------  -----------
GROSS PROFIT                                   7,974,735      972,518
                                             -----------  -----------
OPERATING EXPENSES
General and administrative                     2,050,333    1,913,994
Related party consultants                        687,531      748,686
Collection provision                             338,067            -
Selling                                        1,396,471      451,963
Research and development                         471,111            -
Depreciation and amortization                    560,612       40,560
                                             -----------  -----------
                                               5,504,125    3,155,203
                                             -----------  -----------
OPERATING INCOME (LOSS)                        2,470,610   (2,182,685)
                                             -----------  -----------
OTHER INCOME (EXPENSE)
Interest income                                    3,638        9,258
Interest expense                                (193,746)    (229,930)
Other expense                                    (44,145)           -
                                             -----------  -----------
                                                (234,253)    (220,672)
                                             -----------  -----------
INCOME (LOSS) BEFORE MINORITY INTERESTS        2,236,357   (2,403,357)
MINORITY INTEREST IN SUBSIDIARY'S INCOME      (1,499,902)           -
                                             -----------  -----------
NET INCOME (LOSS)                             $  736,455 $ (2,403,357)
                                             ===========  ===========

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                         48,636,028   24,072,849
Diluted                                       50,615,418   24,072,849
EARNINGS (LOSS) PER COMMON SHARE:
Basic                                             $0.015      $(0.100)
Diluted                                           $0.015      $(0.100)




                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                            (Unaudited)   (Unaudited)
                                            Three Months  Three Months
                                               Ended         Ended
                                             March 31,      March 31,
                                               2002          2001
                                               ----          ----

SALES                                       $  3,485,665 $  1,450,879
COST OF SALES                                    911,311      632,131
                                             -----------  -----------
GROSS PROFIT                                   2,574,354      818,748
                                             -----------  -----------
OPERATING EXPENSES
General and administrative                       717,516      363,184
Related party consultants                        273,385      317,572
Collection provision                              95,140            -
Selling                                          344,741      267,957
Research and development                          93,125            -
Depreciation and amortization                    265,587       13,531
                                             -----------  -----------
                                               1,789,494      962,244
                                             -----------  -----------
OPERATING INCOME (LOSS)                          784,860     (143,496)
                                             -----------  -----------
OTHER INCOME (EXPENSE)
Interest income                                      297        1,332
Interest expense                                 (66,772)     (96,612)
Other expense                                     25,331            -
                                             -----------  -----------
                                                 (41,144)     (95,280)
                                             -----------  -----------
INCOME (LOSS) BEFORE MINORITY INTERESTS          743,716     (238,776)
MINORITY INTERESTS IN SUBSIDIARY'S INCOME       (693,162)           -
                                             -----------  -----------
NET INCOME (LOSS)                           $     50,554  $  (238,776)
                                             ===========  ===========

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                         53,134,369   24,146,972
Diluted                                       49,310,118   24,146,972
EARNINGS (LOSS) PER COMMON SHARE:
Basic                                            $ 0.001      $(0.010)
Diluted                                          $ 0.001      $(0.010)





                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                               (Unaudited)   (Unaudited)
                                               Nine Months   Nine Months
                                                   Ended        Ended
                                                  March 31,    March 31,
                                                     2002         2001
                                                     ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                            $      736,455  $  (2,403,357)
Adjustments to reconcile net loss to
net cash used by operating activities:
   Depreciation and amortization                    560,612        217,515
   Noncash compensation expense on shares
      issued or to be issued                        287,250         41,668
   Noncash interest expense
      - convertible debenture                        64,513         59,119
   Noncash loan conversion to shares                   --          100,000
   Noncash compensation - granting options             --           10,661
   Noncash paid-in capital - warrants                  --          564,446
Changes in operating assets and liabilities:
Decrease (increase) in operating assets:
   Accounts receivable                               16,578         10,758
   Due from related party                        (4,769,736)    (2,433,785)
   Prepaids                                        (573,904)      (261,250)
   Inventories                                        2,452         18,071
   Other receivables                                174,510        (60,686)
   Advance to director                                 --          (22,500)
   Other assets                                      60,058         20,129
Increase (decrease) in operating liabilities:
   Accounts payable                                  45,854        166,344
   Accrued expenses                                 667,054        216,579
   Due to related party                                --          119,488
   Due to related party consultants                 448,832        380,000
   Other liabilities                               (284,702)       577,587
                                                -----------     ----------
Net Cash Used by Operating Activities            (2,564,174)    (2,679,193)
                                                -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                  (34,447)        (2,066)
Due from related party                           (5,940,000)          --
                                                -----------     ----------
Net Cash Used by Investing Activities            (5,974,447)        (2,066)
                                                -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Cash received for shares issued                   7,769,032           --
Proceeds from loans                                    --        2,086,671
                                                -----------     ----------
Net Cash Provided by Financing Activities         7,769,032      2,086,671
                                                -----------     ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH             (22,078)         3,353
                                                -----------     ----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                   (791,667)      (591,235)
                                                -----------     ----------
CASH AND CASH EQUIVALENTS,
   beginning of period                            1,026,400        919,091
                                                -----------     ----------
CASH AND CASH EQUIVALENTS, end of period        $   234,733    $   327,856
                                                ===========    ===========

NOTES

BASIS OF PRESENTATION

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to fairly present the interim financial information have been included. Results for the three months ended March 31, 2002 and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. For further information, refer to the consolidated financial statements and notes thereto included in Tengtu International Corp. and Subsidiary's annual report on Form 10-K for the fiscal year ended June 30, 2001.

1. Principles of Consolidation

   Tengtu International Corp. (the "Company") was incorporated in Delaware on May 6, 1988 as Galway Capital Corporation. On May 24, 1996 the Company changed its name to Tengtu International Corp. The Company's principal activities are carried out through Beijing Tengtu United Electronics Development, Co. Ltd. ("Tengtu United") a 57% owned Chinese joint venture company. The Company also has three subsidiaries, TIC Beijing Digital Pictures Co., Ltd. ("TIC Beijing") (wholly owned), Edsoft Platforms (Canada) Ltd. ("Edsoft Canada") (60.2% owned) and Edsoft Platforms (H.K.) Ltd. ("Edsoft H.K.") (wholly owned by Edsoft Canada). These three subsidiaries had limited operations during the nine months ended March 31, 2002.

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

2. Due from related party

   All of Tengtu United's business with any Chinese government entity is conducted through Tengtu China. Tengtu China operates the Chinese joint venture: paying operating expenses, collecting receivables and remitting net operating profits to the Company. The Company has recorded the following amounts as due from Tengtu China as at March 31, 2002:

Current Assets
   Prior year balance                       $    408,306
   Advances related to working capital for
   operations                                  4,382,805
   Profits from operations,
      net of minority interest                 6,307,435
                                             -----------
                                            $ 11,098,546
                                             ===========

   The balance above includes a collection provision of $338,067.

Long Term Assets
   Advances related to participation in the
   development of a central educational
   portal and repository in China           $  5,940,000
                                             ===========

3. Prepaids

   Included in prepaids are an advance of $345,633 to a software development company for work related to the Company's participation in the development of a central educational portal and repository in China.

4. H.K.$2,000,000 Loan to Edsoft Canada

   In July 1999 a group of private investors advanced $250,000 to Edsoft Canada as a shareholder's loan, bearing a 10% interest rate. One half of the loan can be converted into shares of the Company's $.01 par value per share common stock ("Common Stock") at $3.00 per share if the loan is not paid in full at the maturity date of July 27, 2002.

5. Equity Transactions

   In July and August 2001, the Company closed the sale of 1,910,497 shares of Common Stock to investors in private placements for $2,135,882. The investors were granted registration rights to the new shares.

   Swartz Private Equity L.L.C. exercised warrants to purchase 100,000 shares of Common Stock at a price of $0.285 per share in August 2001 (See Note 7).

   In October and November 2001, the Company closed the sales of 5,800,000 units to investors for $5,575,000. The unit consisted of one share of Common Stock and
0.167 of one warrant to purchase one share of Common Stock at a price of $1.20 at any time in the following twelve-month period. The investors were granted registration rights in connection with this investment.

6. Related Party Transactions

   During the quarter ended March 31, 2002, the Company incurred consulting expenses of $273,285 from officers and directors of the Company or companies controlled by these officers and directors (March 31, 2001 - $317,572). During the nine months ended March 31, 2002, the Company incurred consulting expenses of $687,531 from officers and directors of the Company or companies controlled by these officers and directors (March 31, 2001 - $748,686). $238,699 of the balance owed to these parties was paid in the nine months ended March 31, 2002.

   In October 1999, the Company entered into a consulting agreement with Comadex Industries, Ltd. ("Comadex") to retain the services of Pak Kwan Cheung as Chairman of the Board of Directors and Chief Executive Officer. The terms of the agreement include the following: (1) Comadex will receive a consulting fee of $10,000 per month; (2) Comadex shall receive an incentive of 1% of the capital raised by him in excess of $3,000,000 by Mr. Cheung for the Company; (3) Comadex shall receive 1% of the Company's net profits if the Company exceeds pre-set profit targets and its audited pre-tax profits exceed that target(s) - no such targets have been set by the Board of Directors; (4) Comadex shall receive certain payments in the event the agreement is terminated without cause or if the Company is merged into or acquired by another company. A charge to compensation expense of $10,000 per month was recorded in the quarter ended March 31, 2002 and in the nine months ended March 31, 2002.

   Under a contract dated December 21, 2000 between the Company and Orion Capital Inc. ("Orion"), a significant shareholder of the Company, William Ballard, will provide consulting services to the Company for a twenty-four month period that commenced in December 2000. As compensation for the services, the Company agreed to issue Orion 20,834 shares of Common Stock each month. During the quarter ended March 31, 2002, 62,502 shares of Common Stock were issued to Orion and a charge to compensation expense of $43,335 was recorded. During the nine months ended March 31, 2002, the Company issued 187,506 shares of Common Stock to Orion recording a compensation expense of $198,549.

    The Company entered into a consulting agreement, dated April 1, 2000, with 1334945 Ontario Limited ("Ontario") to retain the services of Gregory Mavroudis. This agreement was terminated, a settlement was reached with Ontario and a provision of $129,425 was made in the quarter ended March 31, 2002 for the costs of the settlement.

7. Equity Line

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

   As consideration for making its financing commitment to the Company, Swartz was issued a warrant to purchase 1,200,000 shares of Common Stock exercisable at $.745 per share until October 25, 2005. The warrant was valued using the Black-Scholes option valuation model and $558,654 was recorded as an addition to capital and prepaids. The prepaids continued to be amortized over the term of the Investment Agreement with $46,548 charged to operations for the quarter ended September 30, 2001. The warrant contained a re-pricing mechanism. Under this provision, Swartz exercised warrants to purchase 100,000 shares of Common Stock at a price of $0.285 per share in August 2001.

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

8. Edsoft Canada and Edsoft H.K.

     At a meeting on January 12, 2002, the board of directors of the Company resolved to close the operations of Edsoft Canada and Edsoft H.K. However, no formal plan has yet been developed to wind-up these subsidiaries.

9. Taxes

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

10. Litigation

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

   In April, 2001 Tengtu United entered into a cooperation agreement with the Ministry of Education under which Tengtu United agreed to be the Ministry's operating and development partner for its (1) distance learning network in China and (2) the national K-12 Chinese Broadband Education Resource Centre ("CBERC"). A similar initiative has been undertaken with provinces such as Shan Dong, Sichuan and Shaanxi under which local provincial broadband education resource centers ("LBERCs")will be developed.

   In the fiscal year ended June 30, 2001 Tengtu United launched Operation Morning Sun in over 20 provinces, installing 3,017 Total Solution platforms in Phase I of the project. Phase II of Operation Morning Sun was launched in July 2001. In the first quarter of fiscal 2002 (three months ended September 30, 2001), 1,743 Total Solution platforms were installed. Most of these platforms were installed in September due to the fact that schools were closed for the July and August summer break. In addition, 300 sets of satellite equipment and 650 packages of educational CD-ROM's were distributed to Chinese schools. In the second quarter of fiscal 2002 (three months ended December 31, 2001), 1,987 Total Solution platforms were installed and 1,657 sets of satellite equipment and 386 packages of educational CD-ROM's were distributed to Chinese schools. The monthly rate of installations was reduced, as compared to previous quarters, to conserve working capital and deploy Company resources for portal development. In the third quarter of fiscal 2002 (three months ended March 31, 2002), 1,775 Total Solution platforms were installed. In addition, 169 sets of satellite equipment and 72 packages of educational CD-ROM's were distributed. As in the second quarter of fiscal 2002, the rate of installations was slowed to conserve working capital while the Company and its joint venture partner identified and implemented methods of accelerating collections of accounts receivable from the Chinese schools.

   All of Tengtu United's business with any Chinese government entity is conducted through the Company's joint venture partner, Tengtu China. Tengtu China operates the Chinese joint venture: paying operating expenses, collecting receivables and remitting net operating profits to the Company. The amount of working capital required to carry out Operation Morning Sun has been higher than anticipated due to slow collections of accounts receivable by Tengtu China. This in turn has caused delays in Tengtu China's payment of net operating profits to the Company. (See Part I, Item 3 for a more detailed discussion)

   Payment processes slower than those experienced in North America are not unusual in China, especially when dealing with a number of levels of government; however, the Company and Tengtu China are taking steps in conjunction with the Ministry of Education to reduce the payment cycle. The Company and its joint venture partner are also investigating other Chinese government programs operated in conjunction with Chinese banks that would allow for faster collection of accounts receivable.

   The total installations under Phase II of Operation Morning Sun during the nine months ended March 31, 2002 were 5,505 Total Solution platforms, 2,126 sets of satellite equipment and 1,108 packages of educational CD-ROM's. The total installations under Phase I and Phase II of Operation Morning Sun up to March 31, 2002 were 8,522 Total Solution platforms, 2,126 sets of satellite equipment and 1,108 packages of educational CD-ROM's.

   As Operation Morning Sun is expanded, provincial education ministry contracts are signed and the CBERC project is launched, Tengtu United will benefit from a number of revenue sources, including:

   - E-education application software and equipment. Each of the 800,000 K-12 school in China will require e-education application software such as Tengtu United's Total Solution platform.

   - CBERC and LBERC connectivity fees for K-12 schools with e-education curriculum content and other learning resources. Under Chinese education policy, 90% of the 800,000 K-12 schools in China are mandated to connect to this system.

   - User fees for students studying outside of the K-12 school system.

   The ability of the Company to take advantage of the opportunity to establish itself as the preeminent provider of distance learning and e-education solutions, training and methodologies, in support of China's goals to modernize its K-12 education system, is dependent on its ability to raise additional capital to fund its new projects such as the CBERC and LBERCs. The Company is pursuing a number of financing initiatives; however, if the Company is unsuccessful the Company may have to alter its business plan accordingly. The Company believes that it can meet the capital requirements of its current business plan.

LIQUIDITY AND CAPITAL RESOURCES FOR THE NINE MONTHS ENDED
MARCH 31, 2002 AND 2001

Nine Months Ended March 31, 2002
--------------------------------

   For the nine months ended March 31, 2002, net cash used by operating activities totaled $2,564,174.

   The net income for the period, $736,455, included such noncash items as depreciation and amortization ($560,612), noncash compensation expenses associated with the issue of shares of Common Stock for services ($287,250) and noncash interest expense related to convertible debentures ($64,513).

   This was offset by increases in operating assets associated with the start of Phase II of Operation Morning Sun. Operation Morning Sun required $4,769,736 in working capital for operations during the nine months, due mainly to delays in collecting accounts receivable. The amount of working capital required to carry out Operation Morning Sun has been higher than anticipated due to slow collections of accounts receivable by Tengtu China. This in turn has caused delays in Tengtu China's payment of net operating profits to the Company. Payment processes slower than those experienced in North America are not unusual in China, especially when dealing with a number of levels of government; however, the Company and Tengtu China are taking steps in conjunction with the Ministry of Education to reduce the payment cycle. The Company and its joint venture partner are also investigating other Chinese government programs operated in conjunction with Chinese banks that would allow for faster collection of accounts receivable.

     Another use of cash related to a $573,904 increase in prepaids. Included in prepaids are advances of $345,633 to a software development company for work related to the Company's participation in the development of a central educational portal and repository in China.

   Net cash used in investing activities included $5,974,447 advanced to Tengtu China for the development of CBERC ($4.50 million) and the Shan Dong province LBERC ($1.44 million).

     Net cash flow from financing activities was $7,769,032. The primary source of these funds was private placements of shares of Common Stock totaling $7,740,532. In addition, Swartz Private Equity, LLC ("Swartz") exercised warrants to purchase 100,000 shares of Common Stock at a price of $0.285 per share in August 2001 (See Legal Proceedings).

Nine Months Ended March 31, 2001
--------------------------------

         For the nine months ended March 31, 2001, net cash used by operating activities totaled $2,679,193 including net loss of $2,403,357 and depreciation and amortization of $217,515. A $100,000 shareholder's loan was converted to shares of Common Stock. Noncash compensation on shares issued for services rendered by a consultant amounted to $41,668. Noncash compensation expense on granting of stock options was $10,661 in lieu of cash payment for interest due to a creditor. Noncash paid-in capital on warrants amounted to $564,466 related to a $30 million equity line and an 800,000 RMB ($96,386) short term loan. Noncash interest expense amounted to $59,119 due to amortization of discount on convertible debenture. Due from related party increased by $2,433,785 and was primarily due to advances of $2.12 million to Tengtu China plus the income from Tengtu China related to the "Operation Morning Sun" project in China. Accounts receivable decreased by $10,758 due to collection of overdue receivables. Prepaid expenses increased by $261,250 primarily due to prepaid compensation set up for consultants' shares to be issued over the life of the consulting agreements. Other receivables and advances to directors increased by $60,686 and $22,500 due to temporary advances to employees and a director.

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

         Net cash used by investing activities amounted to $2,066 due to overhaul and purchase of equipment.

         Cash from financing activities of $2,086,671 consisted of short term loan proceeds from a convertible promissory note of $1 million and short term loans of $1.09 million.


OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 2002 and 2001

Revenues
--------

                     2002                     2001
                    ------                   ------
                  $11,955,379               $ 2,953,704


Nine Months Ended March 31, 2002
--------------------------------

           The Company's sales for the nine months ended March 31, 2002 were $11,955,379. 96% of these sales were derived from Tengtu United sales to 8,627 schools under Phase II of Operation Morning Sun. This total included installation of Total Solution platforms in 5,055 schools ($10,031,974 in revenues), selling educational CD-ROMs to 2,126 schools ($1,276,133) and shipping satellite equipment to 1,108 schools ($112,825). Most of this activity took place from late August, 2001 to December 2001, and in March 2002, due to fact that schools were closed for the July and August summer break, and in January and February for Winter Break and New Year holidays.

         Other sources of revenue for Tengtu United include installation projects in Inner Mongolia and Henan province ($292,945), sale of Microsoft products ($43,159) and other sales ($119,822).

         Sales of educational software and services by Edsoft H.K. and TIC Beijing Digital Pictures Co., Ltd. ("TIC Beijing") was minimal as these subsidiaries were essentially inactive during the period. In January 2002 the operations of Edsoft Canada and Edsoft H.K. were closed.

Nine Months Ended March 31, 2001

         Sales increased to $2,953,704 for the nine months ended December 31, 2000 as approximately 1,434 Total Solution platforms were installed in the Phase I of Operation Morning Sun.

Gross Profit
------------

                     2002                     2001
                    ------                   ------
                  $7,974,735                $972,518

Nine Months Ended March 31, 2002

         Overall gross margins associated with sales under Operation Morning Sun were 69%: 74% for Total Solution platforms and 40% for satellite equipment and educational CD-ROMs. Costs of Total Solution platforms were lower in this period compared to fiscal 2001 primarily because the Microsoft operating system was not required in most platforms sold. Most of the school computers where the platforms were installed in this nine-month period were already equipped with appropriate operating software.

         The gross margin on other Tengtu United sales was $182,795 and the loss on sales by Edsoft (H.K.) and TIC Beijing was $143,430.

Nine Months Ended March 31, 2001

         Gross profit was $972,518 for the nine months ended March 31, 2001 due to the commencement of Total Solution initiatives under Operation Morning Sun.

General and Administrative Expenses
-----------------------------------

                     2002                      2001
                    ------                    ------
                  $2,050,333                 $1,913,994

Nine Months Ended March 31, 2002
--------------------------------

         The general and administrative expenses incurred by Tengtu United amounted to $564,790 and were comparable to previous periods. The major components of the remaining balance were legal and professional fees ($640,960) and travel expenses ($173,690) related to activities in the Company's Toronto and Vancouver offices. The Company's Vancouver office has now been closed in order to lower expenses.

Nine Months Ended March 31, 2001
--------------------------------

         General and administrative expenses increased by 46% from March 2000 levels to $1,913,994 for the nine months ended March 31, 2001 primarily due to one time charges, such as $558,654 warrants related to a financing, and $119,058 of retroactive employee shares and incentives.

Related Party Consultants
-------------------------

                     2002                      2001
                    ------                    ------
                   $687,531                  $748,686

   Related party consultants' expense relates to staff that manages technical developments and financing activities in North America. March 2001 balances are higher due to financing fees paid to a consultant.


Collection Provision
--------------------

                    2002                      2001
                   ------                    ------
                  $338,067                  $    -

   The balance in the nine months ended March 31, 2002 represents an estimate of potential uncollectible accounts associated with sales by Tengtu United in the first nine months of the fiscal year. This provision is included in due from related party.


Selling Expense
---------------

                    2002                      2001
                   ------                    ------
                $1,396,471                  $451,963

   In the nine months ended March 31, 2002, selling expenses related almost entirely to the launch of Phase II of Operation Morning Sun by Tengtu United. A primary component of these expenses relates to setting up offices in various provinces and providing training to clients. As a percentage of sales, selling expenses are higher in the first and third quarter of each fiscal year because the schools are essentially closed in July, August and February.

Research and Development
------------------------

                    2002                      2001
                   ------                    ------
                  $471,111                  $     -

  In the nine months ended March 31, 2002, research and development expenses consisted of payments to a software development company for work related to the Company's participation in the development of a central educational portal and repository in China.

Depreciation and amortization
-----------------------------

                    2002                      2001
                   ------                    ------
                  $560,612                      $40,560

     As Tengtu China manages the Company's joint venture in China, the Company has not made any significant purchases of equipment in past years. Amortization of $518,750 in March 2002 includes amortization of the costs associated with two software and content license agreements.

Minority interest
-----------------

                    2002                      2001
                   ------                    ------
                  $1,499,902                $     -

   Minority interest in 2002 represents the Tengtu China's 43% interest in the operating profits of the joint venture company, Tengtu United. Minority interest was not recorded in 2001 as Tengtu United did not have any retained earnings.

OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 and 2000

Revenues
--------

                     2002                     2001
                    ------                   ------
                  $3,485,665               $1,450,879

Three Months Ended March 31, 2002

   The Company's sales for the three months ended March 31, 2002 were $3,485,665. 99% of these sales were derived from Tengtu United sales to 2,016 schools under Phase II of Operation Morning Sun. This total included installing Total Solution platforms in 1,775 schools ($3,280,488 in revenues), selling educational CD-ROMs to 169 schools ($98,176) and shipping satellite equipment to 72 schools ($7,881).

   Other sources of revenue for Tengtu United include sale of Microsoft and other products ($74,781).

Three Months Ended March 31, 2001

   Sales were $1,450,879 due to the commencement of installations of Total Solution platforms in China pursuant to Phase I of Operation Morning Sun. Approximately 704 platforms were installed in the three months ended March 31, 2001.

Gross Profit
------------

                    2002                      2001
                   ------                    ------
                 $2,574,354                 $818,748

Three Months Ended March 31, 2002

     Overall gross margins associated with sales under Operation Morning Sun were 75%, almost all of which was related to sales of Total Solution platforms. Costs of Total Solution platforms and satellite equipment were similar to the prior quarter.

Three Months Ended March 31, 2001

   The Company recorded a gross profit of $818,748 or 56% for the three months ended March 31, 2001. The gross margin was lower because of special promotions for the Total Solution platforms and low margins earned on system integration services performed by Tengtu United.

General and Administrative Expenses
-----------------------------------

                     2002                      2001
                    ------                    ------
                   $717,516                  $363,184

Three Months Ended March 31, 2002

   The general and administrative expenses incurred by Tengtu United amounted to $717,516. The major components of this balance were legal and professional fees and travel expenses related to activities in the Company's Toronto office.

Three Months Ended March 31, 2001

   The major components of this balance were legal and professional fees and travel expenses related to activities in the Company's Vancouver office.

Related Party Consultants
-------------------------

                     2002                      2001
                    ------                    ------
                   $273,385                 $317,572

   Related party consultants' expense relates to staff that manages technical developments and financing activities in North America.

Collection Provision
--------------------

                    2002                      2001
                   ------                    ------
                  $95,140                   $    -

   The balance represents an estimate of potential uncollectible accounts associated with sales by Tengtu United in the three months ended March 31, 2002. This provision is included in due from related party.


Selling Expense
---------------

                    2002                      2001
                   ------                    ------
                  $344,741                  $267,957

   In the three months ended March 31, 2002, selling expenses related almost entirely to the launch of Phase II of Operation Morning Sun by Tengtu United. A primary component of these expenses relates to setting up offices in various provinces and providing training to clients. Selling expenses in 2001 related to Phase I of Operation Morning Sun.

Research and Development
------------------------

                    2002                      2001
                  ------                    ------
                  $93,125                  $    -

   In the three months ended March 31, 2002, research and development expenses consisted of advances to a software development company for work related to the Company's participation in the development of a central educational portal and repository in China.

Depreciation and amortization
-----------------------------

                    2002                      2001
                   ------                    ------
                  $265,587                  $13,531

     As Tengtu China manages the Company's joint venture in China, the Company has not made any significant purchases of equipment in past years. Amortization of $256,250 in the three months ended March 31, 2002 includes amortization of the costs associated with two license agreements.

Minority interest
-----------------

                    2002                      2001
                   ------                    ------
                  $693,162                  $    -

   Minority interest in 2002 represents the Tengtu China's 43% interest in the operating profits of the joint venture company, Tengtu United. Minority interest was not recorded in 2001 as Tengtu United did not have any retained earnings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

   The Company operates through subsidiaries located in Beijing, China and the administrative offices are located in Toronto, Canada. The Company grants credit to its customers in these geographic regions.

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

   The Company established an allowance for doubtful accounts of $538,164 at March 31, 2002, which includes a reserve against a related party receivable. The Company believes any credit risk beyond this amount would be negligible.

   At March 31, 2002, the Company had approximately $234,733 of cash in banks uninsured.

   The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

   For the nine months ended March 31, 2002, approximately 99% of sales were generated through Tengtu United. Receivables related to these sales transactions are grouped together with amounts due from a related party, Tengtu China, in the Company's financial statements. For the nine months ended March 31, 2002 and 2001, no customer accounted for more than 10% of total sales.

MARKET RISK SENSITIVE INSTRUMENTS
---------------------------------

FINANCIAL INSTRUMENT                       CARRYING VALUE    FAIR VALUE
--------------------                       --------------    ----------

Instruments entered into for trading purposes

NONE

Instruments entered into for other than trading purposes

   Cash and Cash equivalents
      United States                            $       -    $        -
      Foreign                                     234,733       234,733
                                               ----------    ----------
                  Total                        $  234,733    $  234,733
                                               ==========    ==========

     Accounts payable
          United States                        $  931,667    $  931,667
          Foreign                                  73,209        73,209
                                               ----------    ----------
                  Total                        $1,004,876    $1,004,876
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



CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements in this report which are not historical facts or information are forward-looking statements, including, but not limited to, the information set forth in the Management's Discussion and Analysis section above. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievement of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the United States, China and Canada; the ability of the Company to implement its business strategy; the Company's access to financing; the Company's ability to successfully identify new business opportunities; the Company's ability to attract and retain key executives; the Company's ability to achieve anticipated cost savings and profitability targets; changes in the industry; competition; the effect of regulatory and legal restrictions imposed by foreign governments; the effect of regulatory and legal proceedings and other factors discussed the Company's Form 10, 10-K and registration statement filings. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievements of the Company. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
-------  -----------------

           As reported in the Company's Form 10-Q for the quarter ended December, 31, 2001, in December, 2001, the Company was served with a statement of claim which was filed in the Ontario Superior Court of Justice. The plaintiffs in the action are Gregory Mavroudis and 1334945 Ontario Limited and the Company is the defendant.

           As of May 16, 2002, the parties reached a full settlement of the action on the following terms:

           1. Payment of U.S. $70,000 from the Company to plaintiffs on or before June 30, 2002;

           2. Payment of 225,000 shares of common stock to Mr. Mavroudis, freely tradable, if possible, before July 24, 2002. If the shares may not be freely traded, the Company is to issue Mr. Mavroudis an additional 25,000 shares of common stock; and

           3. Payment of CDN $30,000 to plaintiffs' counsel on or before June 30, 2002.

   A charge of $129,425 included in operations for the three months ended March 31, 2002. The parties also exchanged mutual releases and have agreed to file an order dismissing the action.


Item 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------

(a) No constituent instruments defining the rights of the holders of the Company's $.01 par value per share common stock ("Common Stock") have been materially modified during the fiscal quarter ended March 31, 2002.

(b) No rights evidenced by the Company's Common Stock have been materially limited or qualified by the issuance or modification of any other class of securities during the fiscal quarter ended March 31, 2002.

(c) Under a contract between the Company and Orion Capital Inc., ("Orion") a significant shareholder of the Company, William Ballard provides consulting services to the Company. As compensation for these services, the Company issues Orion 20,834 shares of Common Stock each month. During the quarter ended March 31, 2002, 62,502 shares of Common Stock were earned by Orion under the agreement. The shares issued to Orion are not registered and are issued in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The bases for the exemption are that Orion is an accredited and sophisticated investor, and Mr. Ballard, an Orion principal, is also Chairman of the Company's Board of Directors and therefore familiar with all of the Company's operations and functions.

           Pursuant to an exercise of stock options by a consulting company owned by the Company's former President, the Company issued 50,000 shares of Common Stock to B.D. Clark & Associates in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The basis for the exemption is that B.D. Clark & Associates is a sophisticated investor familiar with the Company's operations after having provided consulting services to the Company for several years.

(d) The Company is not required to furnish information pursuant to Rule 463 of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

           During the fiscal quarter ended March 31, 2002, the Company defaulted on its quarterly interest payment to Top Eagle Holdings Limited ("Top Eagle") on a $1,500,000 Floating Convertible Debenture (the "Debenture") which was due on December 15, 2001. Pursuant to the terms of the Debenture interest will accrue on the unpaid interest at the same rate as other sums under the Debenture plus an additional 5%. In addition, the failure to timely pay interest is an "Event of Default" which gives Top Eagle the right, at its option, and in its sole discretion, to consider the Debenture immediately due and payable, without presentment, demand, protest or notice of any kind. Upon an Event of Default, the amounts due under the Debenture may be paid in cash, or stock, at the prevailing conversion price set forth in the Debenture.

         To date, Top Eagle has not exercised its option to declare the Debenture immediately due and payable. To date, the amount of interest in arrears is $55,177.08. Arrangements for payment have been made for the full amount due by the end of May, 2002.


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

           No matters were submitted to a vote of the Company's security holders during the quarter ended March 31, 2002.


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

10.11 Employment agreement between Tengtu and Jing Lian (filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference);

10.12 Consulting agreement between Comadex Industries, Ltd. and Tengtu (filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference);

10.13 Top Eagle Holdings, Ltd. Convertible Debenture and Warrant Purchase Agreement (filed as part of our Form 8-K dated December 23, 1999 and incorporated herein by reference);

10.14 Top Eagle Holdings, Ltd. Investor Rights Agreement (filed as part of our Form 8-K dated December 23, 1999 and incorporated herein by reference);

10.15 Top Eagle Holdings, Ltd. Convertible Debenture (filed as part of our Form 8-K dated December 23, 1999 and incorporated herein by reference);

10.16 Top Eagle Holdings, Ltd. Common Stock Warrant (filed as part of our Form 8-K dated December 23, 1999 and Incorporated herein by reference);

10.17 English translation of February 13, 2001 Cooperation Agreement between National Center for Audio/Visual Education and Tengtu Culture and Education Electronics Development Co., Ltd. on Carrying out "Operation Morning Sun - Phase II" (filed as part of our Form 10-Q filed on May 15, 2001 and incorporated herein by reference);

10.18 January 17, 2001 Letter of Agreement between Tengtu International Corp. and the Centre for Education and Training (filed as part of our Form 10-Q filed on May 15, 2001 and incorporated herein by reference);

10.19 English translations of April 9, 2001 Cooperation Agreement on Establishment of "Morning Sun Resources Center under National Center for Audio/Visual Education of Ministry of Education" and supplemental memorandum between Tengtu China and the Company (filed as part of our Form 10-Q filed on May 15, 2001 and incorporated herein by reference);

10.20 English translation of Extension to Operation Morning Sun (filed as part of our Form 10-Q filed on May 15, 2001 and incorporated herein by reference);

10.21 Additional Supplemental Agreement between Tengtu China and the Company dated April 25, 2001 relating to Exhibit 10.26 (filed as part of our Form S-1/A filed on August 7, 2001 and incorporated herein by reference);

10.22 ShanDong Province Cooperation Agreement dated August 17, 2001 (English translation) (filed as part of our Form 10-K on September 28, 2001 and incorporated herein by reference);

10.23 Tengtu International Corp. Investment Agreement with Swartz Private Equity, L.L.C. dated October 25, 2000 (filed as part of The Company's Form 10-Q filed on November 14, 2000 and incorporated herein by reference);

10.24 December 21, 2001 Agreement between Tengtu International Corp. and Lifelong.com, Inc.

10.25 English Translation of Cooperation Agreement effective September 1, 2001 between the Ministry of Education of the ShanDong Province and Beijing Tengtu Tian Di Network Co., Ltd.

10.26 English Translation of September 18, 2001 Memorandum of Cooperation, Establishment of Shaanxi Provincial Education Resources Center by and among Li Gen Juan, Director of Shaanxi Provincial Center for Audio/Visual Education, Suan Pai Yau, Tin Pang and Wu Oi Juan, Deputy Directors of Shaanxi Provincial Center for Audio/Visual Education, and Lin Xiao Feng, President of Tengtu Culture & Education Electronics Development Co., Ltd.

10.27 English Translation of Cooperation Agreement between the Center for Audio/Visual Education, Department of Education, Fujian Province and Tengtu TianDi Network Co., Ltd.


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


                                                     TENGTU INTERNATIONAL CORP.
                                                --------------------------------
                                                          (Registrant)

Date: May 17, 2002                                  John Watt
      ------------                              --------------------------------
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