Form 10-K/A
period 2001-06-30
TENGTU INTERNATIONAL CORP
filed 2002-10-15
CIK 847597

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

                                Explanatory Note

Tengtu International Corp. (the "Company") is filing this amendment to its Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001 in order to restate the Consolidated Financial Statements and make the appropriate conforming revisions to "Management's Discussion and Analysis of Financial Condition and Results of Operations." In conjunction with a separate audit of the Company for the fiscal year ended June 30, 2002, the Company and its Audit Committee determined that this restatement was appropriate. The net effect of this restatement for the fiscal year ended June 30, 2001 is as follows:
(i) a decrease in sales of $647 thousand, from $6,213 thousand to $5,566 thousand; (ii) a decrease in gross profit of $712 thousand, from $3,122 thousand to $2,410 thousand; (iii) an increase in other income of $315 thousand, from $633 thousand to $948 thousand; (iv) a decrease in net income (loss) of $397 thousand, from $104 thousand to ($293) thousand; and (v) a decrease in earnings
(loss) per common share of $0.016 basic and diluted to ($0.011) basic and diluted. For additional detail of the transactions involved in the restatement and their impact on the Consolidated Financial Statements, See Note 21 of the Notes to Consolidated Financial Statements.

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

         Currently, the Company averages approximately $1,550 in gross revenue from each school installation of the "Total Solution" platform, $629 in gross profit and $600 in profit.

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

Net Sales to Unaffiliated Customers:

         China                                             $5,347,000
         Canada                                                     0
         Hong Kong                                            219,000
                                                           ----------
                                                           $5,566,000

Income (Loss) From Operations

         China                                             $1,356,000
         Canada                                                     0
         Hong Kong                                           (108,000)
Other income                                                  865,000
General corporate expenses                                 (2,406,000)
Net Loss                                                   $ (293,000)

Identifiable Assets

         China                                             $7,508,000
         Hong Kong                                             27,000
General corporate assets                                    1,298,000
Total Assets                                               $8,833,000

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

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

         The following is selected summary financial information for the past five years of the Company's operations presented on a consolidated basis.



                                            FOR THE FISCAL YEAR ENDED JUNE 30,

                            2001            2000              1999              1998          1997
                            ----            ----              ----              ----          ----


Total Assets               $8,833,335       $2,407,842        $1,911,912        $2,871,926      $5,763,961

Total Sales                 5,566,039          358,026           624,121         3,223,170       2,135,066

Income (Loss) From           (293,169)      (4,701,285)       (1,886,399)       (4,402,014)     (3,929,390)
Continuing Operations

Income (Loss) From Continui     (.012)           (.225)           (0.097)            (.234)          (.220)
Operations per Common Share

Dividends Declared per              0                0                 0                 0               0
Common Share




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
-------  -----------------------------------------------------------------------

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

         Tengtu United has already contributed $1,500,000 in capital and will be required to contribute an additional $2,124,540. The Company currently does not have the $2,124,540 necessary to fund this project and is seeking this financing from several potential investors. However, there is no guarantee that such financing will be available. If the Company fails to obtain the necessary financing by December 31, 2001, the Company may lose its investment in the project.

LIQUIDITY AND CAPITAL RESOURCES FOR THE FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999

Fiscal Year Ended June 30, 2001
-------------------------------

         For the fiscal year ended June 30, 2001, net cash used by operating activities totaled $5,967,658.

         The net loss for the year, $293,169, included such non-cash items as depreciation and amortization ($286,468), non-cash compensation expenses associated with the issue of common shares for services ($987,846), and non-cash interest expense related to convertible debentures ($79,695), resulting in a net cash increase of $1,060,840.

         This increase in cash was offset by increases in operating assets associated with the completion of Phase I and start of Phase II of Operation Morning Sun. Operation Morning Sun required $5,160,338 in working capital to complete the installation of the 3,017 "Total Solution" platforms and prepare for the start of Phase II of the project. The accounts receivable balance related to the installation of the Phase I platforms was the most significant component of this working capital requirement at $3,895,063. Collection of these balances under Operation Morning Sun is longer than under normal business terms due to the funding process inherent in the Chinese education system. The Company is working with its joint venture partner, Tengtu China, and the Chinese Ministry of Education to ensure the balances are collected in a timely manner. In addition to the working capital required for Operation Morning Sun, the Company advanced $1,000,000 to start work on the CBERC project.

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

         The net cash flows from financing activities exceeded the funds used to launch the Operation Morning Sun, start the CBERC project and support other corporate activities by $112,529. After taking into consideration a negative foreign exchange effect of $5,220, cash increased by $107,309 to $1,026,400.

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

FISCAL YEAR 2001, 2000 AND 1999 COMPARATIVE OPERATING RESULTS

Revenues
--------

                     2001                    2000                    1999
                    ------                  ------                  ------
                  $5,566,039               $358,026               $624,121

         The Company's sales increased in 2001, due to the start of Operation Morning Sun, under which 3,017 "Total Solution" platforms were sold at an average price of $1,547 for total revenue of $4,667,123 or 83.8% of sales. Sales of other e-education products and services through Tengtu United were $539,437 or 9.7% of sales. Tengtu United's operations accounted for 93.5% of sales.
Sales of educational software and services by Edsoft H.K. were $218,643 or 3.9% of sales. Other miscellaneous revenue from TIC Beijing accounted for the remaining $140,805 in revenue.

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

Gross Profit (Loss)
-------------------

                    2001                      2000                    1999
                   ------                    ------                  ------
                  $2,410,196               $(148,838)             $(145,487)

         The gross profit in 2001 was attributable primarily to the 3,017 "Total Solution" platforms sold. The gross margin for these items, at 40.7%, was $1,897,487 or $629 per platform. Gross margins on the other e-education products and services was $512,709 or 57%.

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


Related Party Consultants
-------------------------


                     2001                      2000                  1999
                    ------                    ------                ------
                  $ 829,772                 $1,492,813            $ 774,870

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

Interest expense
----------------

                   2001                      2000                   1999
                  ------                    ------                 ------
                $(176,111)                $(1,311,372)              $  0

         Interest expense of $(1,311,372) in fiscal 2000 was due to a non-cash interest expense on the convertible debenture issued during that year.

Other income
------------


                   2001                      2000                   1999
                  ------                    ------                 ------
                $ 947,692                 $ 2,240               $  35,585

         Other income in 2001 relates to a reversal of accrued amounts in the past years including a lawsuit with a former landlord that has been resolved with minimum liability. In addition, $314,718 of tax credit in China was recorded as other income.

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

         For the fiscal year ended June 30, 2001, approximately 93.5% of sales were generated through Tengtu United. Receivables related to these sales transactions are grouped together with amounts due from a related party, Tengtu China, in the Company's financial statements. For the fiscal years ended June 30, 2000 and 1999, no customer accounted for more than 10% of total sales.

MARKET RISK SENSITIVE INSTRUMENTS

         The following information is provided as of June 30, 2001.

FINANCIAL INSTRUMENTS                    CARRYING VALUE            FAIR VALUE
---------------------                    --------------            ----------

Instruments Entered into for
Trading Purposes

         None

Instruments Entered into for
Other than Trading Purposes

     Cash and Cash Equivalents
              United States                $     8,681             $     8,681
              Foreign                        1,017,719               1,017,719
                                           -----------             -----------
                       Total               $ 1,026,400             $ 1,026,400
                                           ===========             ===========

     Accounts and other Receivables, Net
              United States `              $         0             $         0
              Foreign                        6,421,076               6,421,076
                                           -----------             -----------
                       Total               $ 6,421,076             $ 6,421,076
                                           ===========             ===========

     Accounts Payable
              United States                $         0            $         0
              Foreign                        3,510,181              3,510,181
                                           -----------            -----------
                       Total               $ 3,510,181            $ 3,510,181
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

         Consolidated statements of shareholders' equity for each of
         the three years in the period ended June 30, 2001                  F-4

         Consolidated statements of cash flows for each of the three
         years in the period ended June 30, 2001                            F-5

         Notes to consolidated financial statements                   F-6 - F-22

SUPPLEMENTARY FINANCIAL INFORMATION
-----------------------------------

Selected Quarterly Financial Data

         The following supplementary financial information is provided for the periods since the Company has been required to report on Form 10-Q.





                  June 30,   March 31,   Dec. 31,    Sept. 30,  June 30,    March 31,   Dec. 31,   Sept. 30,
                   2001        2001        2000        2000       2000        2000        1999       1999
                  --------   --------   ---------    ---------  --------    --------   ---------   ---------

Revenues          $2,612,335 $1,450,879 $ 359,379    $1,143,446 $ (207,977) $   24,498  $ 149,500   $392,004

Gross
Profit            $1,437,678 $  818,748 $  46,291    $  107,479 $  (41,141) $ (115,410) $ (51,129)  $184,536

Gross
Profit
Margin                 55%         56%       13%           9%         80%       -471%       -34%        47%

Operating
Income
(Loss)            $  887,078 $ (143,496) $(1,496,927) $(542,262) $(1,377,306) $ (828,086) $(775,551) $(361,090)

Net
Income
(Loss)            $2,110,188 $ (238,776) $(1,566,746) $(597,835) $(2,756,009) $(838,073) $(598,389) $(334,087)

Earnings
Per Share
 Basic                $0.08       $(.01)      $(.07)   $(.03)       $(.13)     $(.04)     $(.03)      $(.02)
 Diluted              $0.08       $(.01)      $(.07)   $(.03)       $(.13)     $(.04)     $(.03)      $(.02)

* earnings per share is based on weighted average number of common shares outstanding. However, the number of common shares outstanding changed significantly during the fourth quarter of 2001. Earnings per share for the quarter ended June 30, 2001, based on the 45,089,673 shares outstanding at June 30, 2001, is $0.05 per share.


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



Date: October 11, 2002                          By: /s/ John Watt
                                                    --------------------------
                                                    John Watt, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                           Principal Executive Officer


Date: October 11, 2002                      By: /s/ John Watt
                                              ----------------------------
                                              John Watt, President and Director

                                           Principal Financial and Accounting
                                              Officer


Date: October 11, 2002                      By: /s/ Peng Lin
                                              -----------------------------
                                              Peng Lin, Chief Financial
                                                 Officer


Date: October 11, 2002                      By: /s/ Zhang Fan Qi
                                              -----------------------------
                                              Zhang Fan Qi, Director


Date: October 11, 2002                      By: /s/ Jing Lian
                                              -----------------------------
                                              Jing Lian, Vice President and
                                              Director


Date: October 11, 2002                      By: /s/ William O.S. Ballard
                                              -----------------------------
                                              William O.S. Ballard, Director


Date: October 11, 2002                      By: /s/ Bin Huang
                                              -----------------------------
                                              Bin Huang, Director


Date: October 11, 2002                      By: /s/ Karl Dai
                                              -----------------------------
                                              Karl Kai, Director


Date: October 11, 2002                      By: /s/ John McBride
                                              -----------------------------
                                              John McBride, Director

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

As described in Note 21, the June 30, 2001 consolidated financial statements have been restated for certain sales and VAT tax items.

                                                    Moore Stephens, P.C.
                                                    Certified Public Accountants

New York, New York
August 21, 2001,
except for Note 17,
as to which the date is
August 31, 2001,
and Note 21, as to
which the date is
August 16, 2002


                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                       June 30,
                                                                       --------
                                     ASSETS
CURRENT ASSETS                                              2001          2000
                                                            ----          ----
                                                          RESTATED

    Cash and cash equivalents                          $  1,026,400    $    919,091
    Accounts receivable, net of
     allowance for doubtful accounts
     of $200,997 ($200,997 in 2000)                          16,578          36,009
    Due from related party                                6,330,461         170,123
    Prepaid expenses                                        500,082           3,715
    Inventories                                               2,452          18,071
    Other receivables                                        74,037           5,588
                                                       ------------    ------------
                   Total Current Assets                   7,950,010       1,152,597
                                                       ------------    ------------
    PROPERTY AND EQUIPMENT, net                             711,385         967,840
                                                       ------------    ------------
    OTHER ASSETS
     Notes receivable                                        71,940          71,940
     Advance to Director                                       --            60,011
     License fees                                           100,000         125,000
     Other assets                                              --            30,454
                                                       ------------    ------------
                                                            171,940         287,405
                                                       ------------    ------------
    TOTAL ASSETS                                       $  8,833,335    $  2,407,842
                                                       ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                   $    959,022    $  1,690,658
    Accrued expenses                                        380,684         419,160
    Related party loan payable                                 --           100,000
    Due to related party consultants                      1,625,026       1,415,026
    Short-term loan                                          94,150            --
    Other liabilities                                       451,299         414,197
                                                       ------------    ------------
                  Total Current Liabilities               3,510,181       4,039,041
                                                       ------------    ------------
OTHER LIABILITIES
     Related party loans payable                            255,297         255,490
     Convertible debenture, net of discount               1,274,030       1,194,334
                                                       ------------    ------------
                                                          1,529,327       1,449,824
                                                       ------------    ------------
COMMITMENTS [Note 8]

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, par value $.01
     per share; authorized 10,000,000 shares;
     issued -0- shares
    Common stock, par value $.01
     per share; authorized 100,000,000
     shares; issued 45,089,673 shares                       450,897         238,907
    Additional paid in capital                           18,832,469      11,871,444
    Accumulated deficit                                 (15,477,541)    (15,184,374)
    Accumulated Other Comprehensive Income (Loss):
      Cumulative translation adjustment                     (11,214)         (6,216)
                                                       ------------    ------------
                                                          3,794,611      (3,080,239)
    Less: Treasury stock, at cost,
      78,420 common shares                                     (784)           (784)
                                                       ------------    ------------
          Total Stockholders' Equity (Deficit)            3,793,827      (3,081,023)
                                                       ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $  8,833,335    $  2,407,842
                                                       ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED JUNE 30,


                                                   2001              2000          1999
                                                -----------       ----------       ----------
                                                  RESTATED

SALES                                           $ 5,566,039       $  358,026       $  624,121
COST OF SALES                                     3,155,843          506,864          769,608
                                                -----------       -----------      -----------
                                                  2,410,196         (148,838)        (145,487)
                                                -----------       -----------      -----------

OPERATING EXPENSES
  Research and development                           -                 -                1,440
  General and administrative                      2,014,899       1,537,833           699,582
  Related party consultants                         829,772       1,492,813           774,870
  Bad Debts (recovery)/expense                      163,684          (8,984)          143,347
  Advertising                                        39,406           28,991               19
  Selling                                           602,132           74,819           52,671
  Depreciation                                       55,910           58,698           43,217
                                                -----------       -----------      -----------
                                                  3,705,803         3,184,170       1,715,146
                                                -----------       -----------      -----------
OTHER INCOME (EXPENSE)
  Equity earnings (loss) in investee                219,488           (80,147)        (65,274)
  Interest income                                    13,100            22,641           3,923
  Interest expense                                 (176,111)       (1,311,372)              -
  Other income                                      947,692             2,240          35,585
  Other expense                                      (1,731)          (29,839)              -
                                                -----------       -----------      -----------
                                                  1,002,438        (1,396,477)        (25,766)
                                                -----------       -----------      -----------
LOSS BEFORE MINORITY INTERESTS                     (293,169)       (4,729,485)     (1,886,399)
MINORITY INTERESTS IN SUBSIDIARY'S
LOSS                                                 -                (28,200)             -
                                                -----------       -----------      -----------
NET LOSS                                        $   293,169       $(4,701,285)     $(1,886,399)
                                                ===========       ============     ===========

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                            24,977,353        20,863,271       19,317,382
Common stock equivalents                          1,637,441             -                -
                                                -----------       -----------      -----------
Diluted                                          26,614,794        20,863,271       19,317,382

LOSS PER COMMON SHARE:
Basic                                           $    (0.012)       $    (0.225)     $    (0.097)
Diluted                                         $    (0.012)       $    (0.225)     $    (0.097)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
           FOR THE YEARS ENDED JUNE 30, 2001 (RESTATED), 2000 and 1999
                                                                                                          Accumulated
                                                        Additional                                           Other
                                    Common Stock         Paid-in      Comprehensive      Accumulated      Comprehensive
                             Shares         Amount       Capital       Income(Loss)        Deficit         Income(Loss)
                           --------------------------------------------------------------------------------------------


Balance-June 30, 1998      19,297,107    $ 192,972    $  9,394,651                      $ (8,596,690)     $     (9,335)
Issuance of common stock
 related to deferred
 compensation                180,500         1,805           8,258               0                 0                 0
Amortization of deferred
 compensation related to
 stock options and common
 stock for services                0             0               0               0                 0                0
Other Comprehensive Income:
 Foreign currency adjustment       0             0               0    $      2,583                              2,583
Comprehensive Income:
 Net loss                          0             0               0      (1,886,399)       (1,886,399)               0
                                                                      ------------
Comprehensive Income                                                  $ (1,883,816)
                         -----------  ------------    ------------    ============      ------------     ------------
Balance-June 30, 1999     19,477,607       194,777       9,402,909                       (10,483,089)          (6,752)

Issuance of common stock     963,000         9,630         166,095               0                 0                0
  for cash
Issuance of common stock
 for promissory notes        330,000         3,300          68,640               0                 0                0
Issuance of common stock
 for services              3,120,000        31,200         733,800               0                 0                0
Amortization of deferred
 compensation related to
 stock options and common
 stock for services                0             0               0               0                 0                0
Paid-in capital related to
 convertible
 debenture                         0             0       1,153,846               0                 0                0
Paid-in capital related to
 detachable warrant-
 debenture                         0             0         346,154               0                 0                0
Other Comprehensive Income:
 Foreign currency adjustment       0             0               0    $        536                 0              536
Comprehensive Income:
 Net loss                          0             0               0      (4,701,285)       (4,701,285)               0
                                                                      ------------
Comprehensive Income                                                  $ (4,700,749)
                        ------------    ----------    ------------    ============      ------------     ------------
Balance-June 30, 2000     23,890,607       238,907      11,871,444                      $(15,184,374)    $     (6,216)


Issuance of common stock     636,871         6,369         140,144               0                 0                0
 for services
Loan conversion            7,301,526        73,015       2,139,400               0                 0                0
Issuance of common stock  13,260,669       132,606       3,845,592               0                 0                0
  for cash
Paid-in capital related to
 granted options and service       0             0         214,908               0                 0                0
Common shares
 to be issued for interest
 expense                           0             0          56,515
Paid-in capital related to
 warrants issued                   0             0         564,466               0                 0                0
Other Comprehensive Income:
Foreign currency adjustment        0             0               0    $     (4,998)                0     $     (4,998)

Comprehensive Income:
 Net loss                          0             0               0        (293,169)         (293,169)               0
                                                                      ------------
Comprehensive Income                                                  $   (298,167)
                        ------------  ------------    ------------    ============      ------------     ------------
Balance - June 30, 2001   45,089,673  $    450,897    $ 18,832,469                      $ 15,477,541     $    (11,214)
                        ============  ============    ============                      ============     ============





                           Treasury                      Unamortized
                           Stock            Deferred    Stockholders'
                           At Cost      Compensation    Equity (Deficit)
                           --------------------------------------------
Balance-June 30, 1998   $       (784) $   (476,563)   $    504,251
Issuance of common stock
 related to deferred
 compensation                      0             0          10,063
Amortization of deferred
 compensation related to
 stock options and common
 stock for services                0       293,750         293,750
Other Comprehensive Income:
 Foreign currency adjustment       0             0           2,583
Comprehensive Income:
 Net loss                          0             0      (1,886,399)

Comprehensive Income
                        ------------  ------------    ------------
Balance-June 30, 1999           (784)     (182,813)     (1,075,752)
Issuance of common stock           0             0         175,725
  for cash
Issuance of common stock
 for promissory notes              0             0          71,940
Issuance of common stock
 for services                      0             0         765,000
Amortization of deferred
 compensation related to
 stock options and common
 stock for services                0       182,813         182,813
Paid-in capital related to
 convertible
 debenture                         0             0       1,153,846
Paid-in capital related to
 detachable warrant-
 debenture                         0             0         346,154
Other Comprehensive Income:
 Foreign currency adjustment       0             0             536
Comprehensive Income:
 Net loss                          0             0      (4,701,285)

Comprehensive Income
                        ------------  ------------    ------------
Balance-June 30, 2000           (784) $          0    $ (3,081,023)

Issuance of common stock
 for services                      0             0         146,513
Loan conversion                    0             0       2,211,416
Issuance of common stock           0             0       3,979,197
  for cash
Paid-in capital related to
 granted options and services      0             0         214,908
Common shares
 to be issued for interest
 expense                           0             0          56,515
Paid-in capital related to
 detachable warrant -
 debenture                         0             0         564,466
Other Comprehensive Income:
Foreign currency adjustment        0             0          (4,998)

Comprehensive Income:
 Net loss                          0             0        (293,169)

Comprehensive Income
                        ------------  ------------    ------------
Balance - June 30, 2001 $       (784) $          0    $ (3,793,825)
                        ============  ============    ============



        The accompanying notes are an integral part of these consolidated financial statements.


                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JUNE 30,


                                                         2001           2000          1999
                                                      ----------      ---------     ----------
                                                       RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                            $  (293,169)   $(4,701,285)   $(1,886,399)
Adjustments to reconcile net income (loss) to
 net cash used by operating activities:
   Depreciation and amortization                        286,468        266,614        292,808
   Provision for (recovery of) bad debt                    --           (8,984)       143,081
   Loss on investment at equity                          61,259        80,147         65,274
   Noncash compensation expense on
     shares issued for services                         926,587        947,813        303,813
   Noncash interest expense-
     convertible debenture                               79,695      1,194,334           --
   Changes in operating assets
   and liabilities
     Decrease(Increase)on operating assets:
       Accounts receivable                               19,431         22,398        (76,644)
       Due from related party                        (6,160,338)       138,208         (2,762)
       Prepaid expenses                                (496,368)        26,188          5,307
       Inventories                                       15,619         16,377        191,164
       Advances to suppliers                               --             --          122,415
       Other receivables                                (68,449)         7,757         13,382
       Due from investee                                   --             --           50,000
       Advance to Director                                 --          (30,011)       (30,000)
       Other assets                                      30,454         28,390        (44,307)
     Increase (Decrease)in operating liabilities:
       Accounts payable                                (731,636)        90,249         87,615
       Accrued expenses                                 (38,476)        14,384         53,019
       Due to related party consultants                 270,011        355,477        481,124
       Other liabilities                                131,253        366,267         (1,768)
                                                    -----------    -----------    -----------
   Net Cash Used by Operating Activities             (5,967,658)    (1,185,677)      (232,878)
                                                    -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                      (5,013)       (42,535)       (63,959)
                                                    -----------    -----------    -----------
  Net Cash Used by Investing Activities                  (5,013)       (42,535)       (63,959)
                                                    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from loans                                  2,107,000      1,858,064           --
 Cash received for shares issued                      3,978,200        175,725           --
                                                    -----------    -----------    -----------
  Net Cash Provided by Financing Activities           6,085,200      2,033,789           --
                                                    -----------    -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (5,220)        (2,038)         2,583
                                                    -----------    -----------    -----------
INCREASE(DECREASE) IN CASH
  AND CASH EQUIVALENTS                                  107,309        803,539       (294,254)

CASH AND CASH EQUIVALENTS,
beginning of year                                       919,091        115,552        409,806
                                                    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of year              $ 1,026,400    $   919,091    $   115,552
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

         h)       Loss per Share

Loss per common and common equivalent share is computed based on the weighted average number of common shares outstanding. Due to the antidilutive effect of the assumed exercise of outstanding common stock equivalents at June 30, 2001, 2000 and 1999, loss per share does not give effect to the exercise of these common stock equivalents in any year presented.

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

For the fiscal year ended June 30, 2001, approximately 93.5% of sales were generated through the contract contributed to the Company's joint venture subsidiary (see Note 2a). Receivables related to these sales transactions are grouped together with due from related party. For the fiscal years ended June 30, 2000 and 1999, no customer accounted for more than 10% of total sales.

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

Net Sales to Unaffiliated Customers:          Rounded to nearest $000

         China                                       $5,347,000
         Canada                                               0
         Hong Kong                                      219,000
                                                     ----------
                                                     $5,566,000
                                                     ==========

Income (Loss) From Operations:
         China                                       $1,356,000
         Canada                                               0

         Hong Kong                                     (108,000)
Other income                                            865,000




                   Tengtu International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

General corporate expenses                        (2,406,000)
                                                  ----------
Net loss as reported in the
  accompanying statements                         $  293,000
                                                  ==========

Identifiable Assets
         China                                    $7,508,000
         Hong Kong                                    27,000
General corporate assets                           1,298,000
Total Assets as reported in the
  accompanying                                    $8,833,000
balance sheet


There were no interarea sales in fiscal 2001. Identifiable assets are those that are identifiable with operations in each geographical area. General corporate assets consist primarily of cash, cash equivalents, fixed assets, and prepayment. Sales are attributed to areas based on location of customers.

10.      Related Party Transactions

Due to the downsizing of the staff of the Chinese joint venture in prior years, the operations of the joint venture during the years ended June 30, 2001 and 2000 were carried out by the minority Chinese partner. At June 30, 2001 and 2000, the Chinese subsidiary has a balance due from the minority Chinese partner of approximately $6,330,500 and $170,100, respectively.

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

Had the Company elected to recognize compensation expense for all options granted to employees using the fair value method prescribed by SFAS 123, the Company's net loss and net loss per share would be the pro forma amounts indicated below:

                                          Year Ended June 30,
                                 2001               2000               1999
                                 ----               ----               ----
Net Income (Loss)
   as Reported                 $(293,169)        $(4,701,285)     $(1,886,399)
Pro Forma Net Loss                --                 --           $(2,376,299)
Loss Per Share as Reported        --                 --           $      (.10)
Pro Forma Loss Per Share          --                 --           $      (.12)

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

20.  Quarterly Financial Data (Unaudited)

     The following table presents certain unaudited results of operations data for the interim quarterly periods during the years ended June 30, 2001 and 2000. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations in accordance with general accepted accounting principles, have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year or any future period (See Note 21).


                                   2000                                          2001
             -------------------------------------------------      -----------------------------------------------------
             Sept 30,       Dec.31,     March 31,     June 30,        Sept 30,      Dec. 31,      March 31,       June 30,
             --------       --------   ---------      ---------       -------      --------      ---------       ---------

Revenues    $ 392,004     $ 149,500    $  24,498    $  (207,997)    $ $1,143,446  $   359,379     $ 1,450,879     $ 2,612,335

Gross
Profit      $ 184,536     $ (51,129)   $(115,410)   $   (41,141)    $    107,479  $    46,291     $   818,748     $ 1,437,678

Gross
Profit
Margin             47%         -34%        -471%             80%              9%           13%             56%             55%

Operating
Income
(Loss)      $(361,090)    $(775,511)   $(828,086)   $(1,377,306)    $   (542,262) $(1,496,927)    $  (143,496)    $   887,078

Net
Income
(Loss)      $(334,087)    $(598,389)   $(838,073)   $(2,756,009)    $   (597,835) $(1,566,746)    $  (238,776)    $ 2,110,188

Earnings
Per Share
 Basic      $   (0.02)    $    (.03)   $    (.04)   $      (.13)    $       (.03) $      (.07)    $      (.01)    $      .08
 Diluted    $   (0.02)    $    (.03)   $    (.04)   $      (.13)    $       (.03) $      (.07)    $      (.01)    $      .08



21.    Restatement

       The Company determined that VAT tax payable had erroneously been posted to sales, and that a VAT tax surcharge and VAT tax recoverable had not been recorded. The Company has also reclassified a receivable for a VAT tax refund from Other Receivable to Due from Related Party. The impact of the restatement is summarized below. In addition, the June 30, 2001 quarter in Note 20 has been revised to reflect the restated items.

                                   As Filed      Restatement Items     Restated
                                   --------      -----------------     --------

       Sales                       $6,213,450        $(647,411)       $5,566,039
       Cost of Sales                3,091,102            64,741        3,155,843
       Gross Profit                 3,122,348         (712,152)        2,410,196
       Other Income                   632,974           317,718          947,692
       Net Income/(Loss)              104,266         (397,435)        (293,169)
       Due from Related Party       6,462,887         (132,426)        6,330,461
       Other Receivable               339,044         (265,007)           74,037
       Accumulated Deficit         15,080,108           397,433       15,477,541
       Earnings/Loss Per Share:
       Basic                           $0.004          $(0.016)         $(0.012)
       Diluted                         $0.004          $(0.016)         $(0.012)