Form 10-Q/A
period 2001-09-30
TENGTU INTERNATIONAL CORP
filed 2002-10-15
CIK 847597

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

                                Explanatory Note

Tengtu International Corp. (the "Company") is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 in order to restate the Consolidated Financial Statements and make the appropriate conforming revisions to "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company, in conjunction with its Audit Committee, determined that this restatement was appropriate. The net effect of this restatement for the quarter ended September 30, 2001 is as follows:

     (i) Sales decreased by $493 thousand, from $3,734 thousand to $3,241 thousand;
     (ii) Gross profit decreased by $405 thousand, from $2,465 thousand to $2,060 thousand;
     (iii) Total other income/[expense] incrreased for the quarter ended September 30, 2001 by approximately $405 thousand, from expenses of $119 to income of $287 thousand;
     (iv) Minority Interest in Subsidiary's Loss decreased to $0 from $159 due to the restatement of the Company's 10K for the year ending June 30, 2001;
     (v) Net income increased by $159 thousand, from $705 thousand to $864 thousand;
     (vi) Earnings (loss) per basic common share increased by $.004 basic from $.015 to $.019 and $.003 per diluted common share from $0.014 to $0.018.

For additional detail of the transactions involved in the restatement and their impact on the Consolidated Financial Statements, See Note 8 of the Notes to Consolidated Financial Statements.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements
-------  --------------------




                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                           (Unaudited)
                                                               As At          As At
                                                          September 30,     June 30,
                                                               2001           2001
                                                              -----           ----
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                              $    639,799    $ 1,026,400
   Accounts receivable, net of allowance for
     doubtful accounts of $ 200,997                              2,812         16,578
   Due from related party                                   10,258,976      6,330,461
   Prepaid expenses                                            589,511        500,082
   Inventories                                                   8,865          2,452
   Other receivables                                             --            74,037
                                                          ------------    -----------
     Total Current Assets                                   11,499,963      7,950,010
                                                          ------------    -----------
PROPERTY AND EQUIPMENT, net                                    638,372        711,385
                                                          ------------    -----------
OTHER ASSETS
   Notes receivable                                             11,881         71,940
   License fees                                                 93,750        100,000
                                                          ------------    -----------
                                                              105,631         171,940
                                                          -----------     -----------
TOTAL ASSETS                                              $12,243,966     $ 8,833,335
                                                          ===========     ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                       $ 1,128,483     $   959,022
   Accrued expenses                                           522,779         380,684
   Due to related party consultants                         1,655,026       1,625,026
   Short-term loan                                             95,491          94,150
   Other liabilities                                          400,162         451,299
                                                          -----------     -----------
     Total Current Liabilities                              3,801,941       3,510,181
                                                          -----------     -----------
OTHER LIABILITIES
   Related party loan payable                                 246,563         255,297
   Convertible debentures, net of discount                  1,293,383       1,274,030
                                                          -----------     -----------
                                                            1,539,946       1,529,327
                                                          -----------     -----------


STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share; authorized
     10,000,000 shares; issued -0- shares
   Common stock par value $.01 per share; authorized
     100,000,000 shares; issued 47,162,672 shares
     (June 30, 2001 - 45,089,673)                             471,627         450,897
   Additional paid in capital                              21,067,167      18,832,469
   Accumulated deficit                                    (14,613,429)    (15,477,541)
   Accumulated other comprehensive income (loss):
     Cumulative translation adjustment                        (22,502)        (11,214)
                                                          -----------     -----------
                                                            6,902,863       3,794,611
Less: Treasury stock, at cost, 78,420 common shares              (784)           (784)
                                                          -----------     -----------
       Total Stockholders' Equity                           6,902,079       3,793,827
                                                          -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $12,243,966     $ 8,833,385
                                                          ===========     ===========



                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                (Unaudited)        (Unaudited)
                                                Three Months       Three Months
                                                   Ended              Ended
                                               September 30,      September 30,
                                                    2001               2000
                                                    ----               ----

SALES                                            $  3,241,315      $  1,143,446
COST OF SALES                                       1,181,633         1,035,967
                                                 ------------      ------------
                                                    2,059,682           107,479
                                                 ------------      ------------
OPERATING EXPENSES
   General and administrative                         538,211           382,472
   Related party consultants                          218,727           180,000
   Bad debts provision                                165,283              --
   Advertising                                             72              --
   Selling                                            538,702            73,765
   Depreciation                                        21,706            13,504
                                                 ------------      ------------
                                                    1,482,700           649,741
                                                 ------------      ------------
OPERATING INCOME (EXPENSE)                            576,982          (542,262)
                                                 ------------      ------------

OTHER INCOME (EXPENSE)
   Other income                                       405,725              --
   Interest income                                      2,333             5,436
   Interest expense                                   (80,017)          (61,009)
   Other expense                                      (40,911)             --
                                                 ------------      ------------
                                                      287,130          (55,573)
                                                 ------------      ------------
INCOME (LOSS) BEFORE MINORITY INTERESTS               864,112          (597,835)
MINORITY INTERESTS IN SUBSIDIARY'S
LOSS                                                        0             --
                                                 ------------      ------------
NET INCOME (LOSS)                                $    864,112      $   (597,835)
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                              46,282,701        23,890,607
Diluted                                            49,060,521        23,890,607

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                            $      0.019      $     (0.025)
Diluted                                          $      0.018      $     (0.025)




                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                        (Unaudited)    (Unaudited)
                                                       Three Months   Three Months
                                                           Ended          Ended
                                                       September 30,  September 30,
                                                           2001           2000
                                                           ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                      $   864,112    $  (597,835)
Adjustments to reconcile net loss to net
cash used by operating activities:
   Depreciation and amortization                            80,665         73,392
   Noncash compensation expense on shares issued for
services                                                   108,727           --
   Noncash interest expense - convertible debenture         19,354         19,354
   Changes in operating assets and liabilities:
     Decrease (increase) in operating assets:
       Accounts receivable                                  13,766        (39,980)
       Due from related party                           (3,928,515)        73,233
       Prepaid expenses                                    (89,428)       (11,064)
       Inventories                                          (6,414)        18,071
       Other receivables                                    74,037         (9,215)
       Advance to director                                    --           (7,500)
       Other assets                                         60,059         20,129
     Increase (decrease) in operating liabilities:
       Accounts payable                                    169,461         19,782
       Accrued expenses                                    142,095         23,730
       Due to related party consultants                     30,000        150,000
       Other liabilities                                   (58,531)        56,507
                                                       -----------    -----------
   Net Cash Used by Operating Activities                (2,520,612)      (211,396)
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                          (1,402)        (1,510)
                                                       -----------    -----------
   Net Cash Used by Investing Activities                    (1,402)        (1,510)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received for shares issued                       2,146,700           --
                                                       -----------    -----------
     Net Cash Provided by Financing Activities           2,146,700           --
                                                       -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    (11,287)           859
                                                       -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (386,601)      (212,047)
                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, beginning of period           1,026,400        919,091
                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, end of period               $   639,799    $   707,044
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

4. Related Party Transactions

           All of Tengtu United's business with any government entity is conducted through Tengtu China and Tengtu China operates the Chinese joint venture. At September 30, 2001, Tengtu United had a receivable balance due from Tengtu China of $10,258,976 (September 30, 2000 - $96,980).

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

8. Restatement

           The Company has restated its financial statements for the quarter ended September 30, 2001 to reflect the carryforward of balance sheet items that were restated in the Company's Form 10K for the year ended June 30, 2001. In addition the Company is restating the financial statements for the following items:

     1. To reflect Sales and Cost of Sales net of VAT tax rather than inclusive of VAT tax;
     2.   To reclassify VAT tax recoverable from Sales and Other Income
     3. To reduce Minority Interest in Subsidiary Income due to the restatement of the Company's Form 10K for the year ended June 30, 2001.

                                  Restatement Items [expressed in $ thousands
                                         except earnings/loss per share]
                                  -------------------------------------------
                                   As stated      Adjustments    Restatements
                                   ---------      -----------    ------------
Sales                              $ 3,734         $  (493)        $ 3,241
Cost of Sales                        1,269             (87)          1,182
Gross Profit                         2,465            (405)          2,060
Other Income/[Expense]                (119)            406             287
Loss from Minority interest
  in Subsidiary                       (159)            159               0
Net Income                             705             159             864
Due from Related Party              10,233              26          10,259
Accounts Payable                       971             157           1,128
Accumulated Deficit                 14,386             227          14,613
Earnings/Loss Per Share:
Basic                              $ 0.015         $ 0.004         $ 0.019
Diluted                            $ 0.014         $ 0.004         $ 0.018

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------  ---------------------------------------------------------------

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

OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000


Revenues
--------

                     2001                     2000
                    ------                   ------
                  $3,241,315               $1,143,446

Three Months Ended September 30, 2001

           Tengtu United sales for the three months ended September 30, 2001 were $3,218,865. 91% of these sales were derived from sales to 2,693 schools under Operation Morning Sun. This total included installing Total Solution platforms in 1,678 schools and installing Total Solution platforms with satellite equipment in 65 schools (revenue of $2,719,081), selling educational CD-ROMs to 650 schools ($54,503 in revenue) and shipping satellite equipment to 300 schools $124,451. Most of this activity took place in late August and September 2001 due to fact that schools were closed for the July and August summer break.

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

Gross Profit (Loss)
-------------------

                    2001                      2000
                   ------                    ------
                  $2,059,682               $107,479

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

MARKET RISK SENSITIVE INSTRUMENTS
---------------------------------

FINANCIAL INSTRUMENT                              CARRYING VALUE      FAIR VALUE
--------------------                              --------------      ----------

Instruments entered into for trading purposes

NONE

Instruments entered into for
other than trading purposes

     Cash and Cash equivalents
          United States                                $  109,184     $  109,184
          Foreign                                         530,614        530,614
                                                       ----------     ----------
                  Total                                $  639,799     $  639,799
                                                       ==========     ==========

     Accounts receivable, net
          United States                                $      -       $      -
          Foreign                                           2,812          2,812
                                                       ----------     ----------
                                                       $    2,812     $    2,812
                  Total                                ==========     ==========

     Accounts payable
          United States                                $  852,621     $  852,621
          Foreign                                         275,862        118,313
                                                       ----------     ----------
                  Total                                $1,128,483     $  970,934
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

Date: October 11, 2002                                  John Watt
      -----------------                         --------------------------------
                                                             (Name)

                                                       /s/ John Watt
                                                --------------------------------
                                                           (Signature)

                                                          President
                                                --------------------------------
                                                            (Title)

Date: October 11, 2002                                     Peng Lin
      -----------------                         --------------------------------
                                                             (Name)

                                                       /s/ Peng Lin
                                                --------------------------------
                                                           (Signature)

                                                    Chief Financial Officer
                                                --------------------------------
                                                              (Title)