Form 10-Q/A
period 2001-12-31
TENGTU INTERNATIONAL CORP
filed 2002-10-15
CIK 847597

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

                                Explanatory Note

Tengtu International Corp. (the "Company") is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 in order to restate the Consolidated Financial Statements and make the appropriate conforming revisions to "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company, in conjunction with its Audit Committee, determined that this restatement was appropriate. The net effect of this restatement for the quarter ended December 31, 2001 is as follows:

     (i) Sales decreased by $675 thousand, from $4,736 thousand to $4,061 thousand;
     (ii) Gross profit decreased by $556 thousand, from $2,935 thousand to $2,379 thousand;
     (iii) Total other income/[expense] increased by approximately $556 thousand, from expenses of $75 thousand to income of $481 thousand;
     (iv) Net loss decreased by $12 thousand from $19 thousand to $7 thousand;
     (v) Earnings per share did not require an adjustment and remained as originally reported.
     (vi) Minority Interest in Subsidiary's Income decreased by $12 thousand from $648 thousand to $636 thousand.

For additional detail of the transactions involved in the restatement and their impact on the Consolidated Financial Statements, See Note 13 of the Notes to Consolidated Financial Statements.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements
-------  --------------------




                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                             (Unaudited)
                                               As At          As At
                                             December 31,    June 30,
                                               2001           2001
                                               ----           ----
                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                   $  1,429,034  $  1,026,400
Accounts receivable, net of allowance for
   doubtful accounts of $ 200,997 (June 30,
   2001 - $200,997)                                    -        16,578
Due from related party                         9,059,628     6,330,461
Prepaids                                         602,695       500,082
Inventories                                            -         2,452
Other receivables                                      -        74,037
                                             -----------   -----------
   Total Current Assets                       11,091,357     7,950,010
                                             -----------   -----------
PROPERTY AND EQUIPMENT, net                      536,826       711,385
                                             -----------   -----------
OTHER ASSETS
Due from related party                         5,940,000             -
Notes receivable                                  11,881        71,940
License fees                                      87,500       100,000
                                             -----------   -----------
                                               6,039,381       171,940
                                             -----------   -----------
TOTAL ASSETS                                $ 17,667,564  $  8,833,335
                                             ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                            $  1,324,646  $    959,022
Accrued expenses                                 461,304       380,684
Due to related party consultants               1,942,857     1,625,026
Short-term loan                                        -        94,150
Other liabilities                                241,610       451,299
                                             -----------   -----------
   Total Current Liabilities                   3,970,417     3,510,181
                                             -----------   -----------
OTHER LIABILITIES
Related party loan payable                       244,380       255,297
Convertible debentures, net of discount        1,316,703     1,274,030
                                             -----------   -----------
                                               1,561,083     1,529,327
                                             -----------   -----------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share;
   authorized 10,000,000 shares;
   Issued -0- shares
Common stock par value $.01 per share;
   authorized 100,000,000 shares;
   issued 53,100,174 shares
  (June 30, 2001 - 45,089,673)                   531,002       450,897
Additional paid in capital                    26,248,031    18,832,469
Accumulated deficit                          (14,620,745)  (15,477,541)
Accumulated other comprehensive income (loss):
   Cumulative translation adjustment             (21,440)      (11,214)
                                             -----------   -----------
                                              12,136,848     3,794,611
Less: Treasury stock, at cost,
   78,420 common shares                             (784)         (784)
                                             -----------   -----------
Total Stockholders' Equity                    12,136,064     3,793,827
                                             -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 17,667,564  $  8,833,335
                                             ===========   ===========




                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                            (Unaudited)  (Unaudited)
                                             Six Months   Six Months
                                               Ended         Ended
                                            December 31, December 31,
                                               2001          2000
                                               ----          ----

SALES                                       $  7,302,323 $  1,502,825
COST OF SALES                                  2,863,323    1,349,055
                                             -----------  -----------
                                               4,439,000      153,770
                                             -----------  -----------
OPERATING EXPENSES
General and administrative                     1,332,816    1,550,810
Related party consultants                        414,145      431,114
Collection provision                             242,927            -
Selling                                        1,051,730      184,006
Research and development                         377,986            -
Depreciation and amortization                    295,026       27,029
                                             -----------  -----------
                                               3,714,630    2,192,959
                                             -----------  -----------
OPERATING INCOME (EXPENSE)                       724,370   (2,039,189)
                                             -----------  -----------
OTHER INCOME (EXPENSE)
Other income                                     961,380           -
Interest income                                    3,342        7,926
Interest expense                                (126,974)    (133,318)
Other expense                                    (69,478)           -
                                             -----------  -----------
                                                 768,270    (125,392)
                                             -----------  -----------
INCOME (LOSS) BEFORE MINORITY INTERESTS        1,492,640   (2,164,581)
MINORITY INTEREST IN SUBSIDIARY'S INCOME        (635,844)           -
                                             -----------  -----------
NET INCOME (LOSS)                             $  856,796 $ (2,164,581)
                                             ===========  ===========

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                         48,232,491   24,017,936
Diluted                                       50,276,159
EARNINGS (LOSS) PER COMMON SHARE:
Basic                                             $0.018      $(0.090)
Diluted                                           $0.017




                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                            (Unaudited)   (Unaudited)
                                            Three Months  Three Months
                                               Ended         Ended
                                            December 31,  December 31,
                                               2001          2000
                                               ----          ----

SALES                                       $  4,061,008 $    359,379
COST OF SALES                                  1,681,689      313,088
                                             -----------  -----------
                                               2,379,319       46,291
                                             -----------  -----------
OPERATING EXPENSES
General and administrative                       794,606    1,168,338
Related party consultants                        195,418      251,114
Collection provision                              77,496            -
Selling                                          513,028      110,241
Research and development                         377,986            -
Depreciation and amortization                    273,320       13,525
                                             -----------  -----------
                                               2,231,854    1,543,218
                                             -----------  -----------
OPERATING INCOME (EXPENSE)                       147,465   (1,496,927)
                                             -----------  -----------
OTHER INCOME (EXPENSE)
Other income                                     555,655           -
Interest income                                    1,008        2,490
Interest expense                                 (46,957)     (72,309)
Other expense                                    (28,564)           -
                                             -----------  -----------
                                                 481,142      (69,819)
                                             -----------  -----------
INCOME (LOSS) BEFORE MINORITY INTERESTS          628,607   (1,566,746)
MINORITY INTERESTS IN SUBSIDIARY'S INCOME       (635,844)           -
                                             -----------  -----------
NET INCOME (LOSS)                           $     (7,237) $(1,566,746)
                                             ===========  ===========

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted                             49,472,296   24,146,285
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted                                $(0.000)     $(0.065)





                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                            (Unaudited)  (Unaudited)
                                             Six Months   Six Months
                                               Ended       Ended
                                            December 31, December 31,
                                                2001         2000
                                                ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                          $     856,796 $  (2,164,581)
Adjustments to reconcile net loss to
   net cash used by operating activities:
   Depreciation and amortization                 307,527       146,997
   Noncash compensation expense on shares
      issued for services                        174,145             -
   Noncash interest expense
      - convertible debenture                     42,674        39,108
   Noncash loan conversion to shares                   -       100,000
   Noncash compensation - granting options             -        10,661
   Noncash paid-in capital - warrants                  -       558,654
Changes in operating assets and liabilities:
Decrease (increase) in operating assets:
   Accounts receivable                            16,578        (4,179)
   Due from related party                     (2,729,167)   (1,006,220)
   Prepaids                                     (771,543)      (271,470)
   Inventories                                     2,452        18,071
   Other receivables                              74,037       (11,793)
   Advance to director                                 -       (15,000)
   Other assets                                  195,486        20,129
Increase (decrease) in operating liabilities:
   Accounts payable                              365,624        72,045
   Accrued expenses                               80,620       123,250
   Due to related party                                -       119,488
   Due to related party consultants              317,832       308,000
   Other liabilities                            (314,754)      550,492
                                              -----------   ----------
Net Cash Used by Operating Activities         (1,381,693)   (1,406,348)
                                              -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                (5,895)       (2,066)
Due from related party                        (5,940,000)            -
                                              -----------   ----------
Net Cash Used by Investing Activities         (5,945,895)       (2,066)
                                             -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Cash received for shares issued                7,740,450             -
Proceeds from loans                                    -     1,004,743
                                             -----------   ----------
Net Cash Provided by Financing Activities      7,740,450     1,044,743
                                             -----------   ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH          (10,228)        2,018
                                             -----------   ----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                 402,634      (401,653)
                                             -----------   ----------
CASH AND CASH EQUIVALENTS,
   beginning of period                         1,026,400       919,091
                                             -----------   ----------
CASH AND CASH EQUIVALENTS, end of period    $  1,429,034   $   517,438
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

2. Due from related party

   All of Tengtu United's business with any government entity is conducted through Tengtu China and Tengtu China operates the Chinese joint venture. The Company has recorded the following amounts as due from Tengtu China during the six months ended December 31, 2001:

Current Assets
   Prior year balance                       $    275,880
   Advances related to working capital for
   operations                                  3,623,769
   Profits from operations, net of minority
   interest                                    5,159,979
                                             -----------
                                            $  9,059,628
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


13. Restatement

           The Company has restated its financial statements for the quarter ended December 31, 2001 to reflect the carryforward of balance sheet items that were restated in the Company's Form 10K for the year ended June 30, 2001. In addition the Company is restating the financial statements for the quarter ended December 31, 2001. The impact of these restatements is summarized below.

     1. The Company included VAT tax payable as part of Sales and VAT tax receivable was reflected in Cost of Sales.
     2. The Company has also reclassified a VAT tax recoverable from Sales to Other Income

                                  Restatement Items [expressed in $ thousands
                                         except earnings/loss per share]
                                  -------------------------------------------
                                   As stated      Adjustments    Restatements
                                   ---------      -----------    ------------
Sales                              $ 4,736         $  (675)        $ 4,061
Cost of Sales                        1,801            (119)          1,682
Gross Profit                         2,935            (556)          2,379
Other Income/[Expense]                 (75)            556             481
Due from Related Party               9,021              39           9,060
Accounts Payable                     1,165             160           1,325
Accumulated Deficit                 14,394             227          14,621

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------  -----------------------------------------------------------------------


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

   The net income for the period, $856,796, included such non-cash items as depreciation and amortization ($307,527), non-cash compensation expenses associated with the issue of shares of Common Stock for services ($174,145) and non-cash interest expense related to convertible debentures ($42,674).

   This was offset by increases in operating assets associated with the start of Phase II of Operation Morning Sun. Operation Morning Sun required $2,729,167 in working capital for operations in the six months, due mainly to delays in collecting accounts receivable. Collection of these balances under Operation Morning Sun is longer than under normal business terms due to the funding process inherent in the Chinese education system. The Company and its joint venture partner are taking steps in conjunction with the Ministry of Education to reduce the payment cycle. The Company and its joint venture are also investigating other Chinese government programs operated in conjunction with Chinese banks that would allow for faster collection of accounts receivable.

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




OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 and 2000

Revenues
--------

                     2001                     2000
                    ------                   ------
                  $7,302,323               $1,502,825

Six Months Ended December 31, 2001

   Tengtu United sales for the six months ended December 31, 2001 were $4,248,144. 95% of these sales were derived from sales to 6,723 schools under Phase II of Operation Morning Sun. This total included installing Total Solution platforms in 3,730 schools (revenue of $5,770,501), selling educational CD-ROMs to 1,036 schools ($89,697 in revenue) and shipping satellite equipment to 1,957 schools ($1,006,801). Most of this activity took place from late August, 2001 to December, 2001 due to fact that schools were closed for the July and August summer break.

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

Gross Profit (Loss)
-------------------

                    2001                      2000
                   ------                    ------
                  $4,439,000               $153,770

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

Minority interest
-----------------

                    2001                      2000
                   ------                    ------
                  $635,844                  $     -

   Minority interest in 2001 represents the Tengtu China's 43% interest in the operating profits of the joint venture company, Tengtu United. Minority interest was not recorded in 2000 as Tengtu United did not have any retained earnings.

OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 and 2000

Revenues
--------

                     2001                     2000
                    ------                   ------
                  $4,061,008               $  359,379

Three Months Ended December 31, 2001

   Tengtu United sales for the three months ended December 31, 2001 were $4,029,279. 98% of these sales were derived from sales to 4,030 schools under Phase II of Operation Morning Sun. This total included installing Total Solution platforms in 1,987 schools (revenue of $3,051,421), selling educational CD-ROMs to 386 schools ($35,193 in revenue) and shipping satellite equipment to 1,657 schools ($882,350).

   Other sources of revenue for Tengtu United include installation projects ($37,349) and other sales ($22,966).

   Sales of educational software and services by Edsoft H.K. and TIC Beijing were $31,730.

Three Months Ended December 31, 2000

   Sales were $359,379 for the three months ended December 31, 2000 as only 174 Total Solution platforms were installed during the start up of Phase I of Operation Morning Sun.

Gross Profit (Loss)
-------------------

                    2001                      2000
                   ------                    ------
                 $2,379,319                 $46,291

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

Minority interest
-----------------

                    2001                      2000
                   ------                    ------
                  $635,844                  $     -

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

MARKET RISK SENSITIVE INSTRUMENTS
---------------------------------

FINANCIAL INSTRUMENT                       CARRYING VALUE    FAIR VALUE
--------------------                       --------------    ----------

Instruments entered into for trading purposes

NONE

Instruments entered into for other than trading purposes

   Cash and Cash equivalents
      United States                            $  109,514     $  109,514
      Foreign                                   1,319,520      1,319,520
                                               ----------     ----------
                  Total                        $1,429,034     $1,429,034
                                               ==========     ==========

     Accounts receivable, net
          United States                        $        -     $        -
          Foreign                                       -              -
                                               ----------     ----------
                                               $        -     $        -
                  Total                        ==========     ==========

     Accounts payable
          United States                        $1,085,914    $1,085,914
          Foreign                                 238,732        79,112
                                               ----------    ----------
                  Total                        $1,324,646    $1,165,026
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
Date: October 11, 2002                                /s/  Peng Lin
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