Form 10-Q/A
period 2002-03-31
TENGTU INTERNATIONAL CORP
filed 2002-10-15
CIK 847597

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

                                Explanatory Note

Tengtu International Corp. (the "Company") is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 in order to restate the Consolidated Financial Statements and make the appropriate conforming revisions to "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company, in conjunction with its Audit Committee, determined that this restatement was appropriate. The net effect of this restatement for the quarter ended March 31, 2002 is as follows:

     (i) Sales decreased by $492 thousand, from $3,486 thousand to $2,994 thousand;
     (ii) Gross profit decreased by $405 thousand, from $2,574 thousand to $2,169 thousand;
     (iii) Total other income/[expense] increased by $405 thousand, from expenses of $41 to income of $364 thousand;
     (iv)      Net income was not restated and remained as originally reported;
     (v) Earnings per share did not require an adjustment and remained as originally reported.

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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements
-------  --------------------





               TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                       Consolidated Balance Sheets

                                           (Unaudited)
                                               As At          As At
                                             March 31,       June 30,
                                               2002           2001
                                               ----           ----
                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                   $    234,733 $  1,026,400
Accounts receivable, net of allowance for
   doubtful accounts of $ 200,997 (June 30,
   2001 - $200,997)                                    -        16,578
Due from related party                        11,137,016     6,330,461
Prepaids                                         539,133       500,082
Inventories                                            -         2,452
Other receivables                                      -        74,037
                                             -----------   -----------
   Total Current Assets                       11,910,882     7,950,010
                                             -----------   -----------
PROPERTY AND EQUIPMENT, net                      458,693       711,385
                                             -----------   -----------
OTHER ASSETS
Due from related party                         5,940,000             -
Notes receivable                                  11,881        71,940
License fees                                      81,250       100,000
                                             -----------   -----------
                                               6,033,131       171,940
                                             -----------   -----------
TOTAL ASSETS                                $ 18,402,706  $  8,833,335
                                             ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                            $  1,105,347  $    959,022
Accrued expenses                               1,047,738       380,684
Due to related party consultants               2,073,858     1,625,026
Short-term loan                                        -        94,150
Other liabilities                                272,720       451,299
                                             -----------   -----------
   Total Current Liabilities                   4,499,663     3,510,181
                                             -----------   -----------
OTHER LIABILITIES
Related party loan payable                       243,326       255,297
Convertible debentures, net of discount        1,338,543     1,274,030
                                             -----------   -----------
                                               1,581,869     1,529,327
                                             -----------   -----------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share;
   authorized 10,000,000 shares;
   Issued -0- shares
Common stock par value $.01 per share;
   authorized 100,000,000 shares;
   issued 53,272,676 shares
  (June 30, 2001 - 45,089,673)                   532,727       450,897
Additional paid in capital                    26,387,991    18,832,469
Accumulated deficit                          (14,570,190)  (15,477,541)
Accumulated other comprehensive income (loss):
   Cumulative translation adjustment             (28,570)      (11,214)
                                             -----------   -----------
                                              12,321,958     3,794,611
Less: Treasury stock, at cost,
   78,420 common shares                             (784)         (784)
                                             -----------   -----------
Total Stockholders' Equity                    12,321,174     3,793,827
                                             -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 18,402,706  $  8,833,335
                                             ===========   ===========




                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                            (Unaudited)  (Unaudited)
                                            Nine Months   Nine Months
                                               Ended         Ended
                                             March 31,     March 31,
                                               2002          2001
                                               ----          ----

SALES                                       $ 10,295,927 $  2,953,704
COST OF SALES                                  3,687,800    1,981,186
                                             -----------  -----------
GROSS PROFIT                                   6,608,127      972,518
                                             -----------  -----------
OPERATING EXPENSES
General and administrative                     2,050,333    1,913,994
Related party consultants                        687,531      748,686
Collection provision                             338,067            -
Selling                                        1,396,471      451,963
Research and development                         471,111            -
Depreciation and amortization                    560,612       40,560
                                             -----------  -----------
                                               5,504,125    3,155,203
                                             -----------  -----------
OPERATING INCOME (LOSS)                        1,104,002   (2,182,685)
                                             -----------  -----------
OTHER INCOME (EXPENSE)
Other income                                   1,366,608           -
Interest income                                    3,638        9,258
Interest expense                                (193,746)    (229,930)
Other expense                                    (44,145)           -
                                             -----------  -----------
                                               1,132,355    (220,672)
                                             -----------  -----------
INCOME (LOSS) BEFORE MINORITY INTERESTS        2,236,357   (2,403,357)
MINORITY INTEREST IN SUBSIDIARY'S INCOME       1,329,006           -
                                             -----------  -----------
NET INCOME (LOSS)                             $  907,351 $ (2,403,357)
                                             ===========  ===========

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                         48,636,028   24,072,849
Diluted                                       50,885,523   24,072,849
EARNINGS (LOSS) PER COMMON SHARE:
Basic                                             $0.019      $(0.100)
Diluted                                           $0.018      $(0.100)




                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                            (Unaudited)   (Unaudited)
                                            Three Months  Three Months
                                               Ended         Ended
                                             March 31,      March 31,
                                               2002          2001
                                               ----          ----

SALES                                       $  2,993,603 $  1,450,879
COST OF SALES                                    824,477      632,131
                                             -----------  -----------
GROSS PROFIT                                   2,169,126      818,748
                                             -----------  -----------
OPERATING EXPENSES
General and administrative                       717,516      363,184
Related party consultants                        273,385      317,572
Collection provision                              95,140            -
Selling                                          344,741      267,957
Research and development                          93,125            -
Depreciation and amortization                    265,587       13,531
                                             -----------  -----------
                                               1,789,494      962,244
                                             -----------  -----------
OPERATING INCOME (LOSS)                          379,632     (143,496)
                                             -----------  -----------
OTHER INCOME (EXPENSE)
Other income                                     405,228           -
Interest income                                      297        1,332
Interest expense                                 (66,772)     (96,612)
Other expense                                     25,331            -
                                             -----------  -----------
                                                 364,084     (95,280)
                                             -----------  -----------
INCOME (LOSS) BEFORE MINORITY INTERESTS          743,716     (238,776)
MINORITY INTERESTS IN SUBSIDIARY'S INCOME       (693,162)           -
                                             -----------  -----------
NET INCOME (LOSS)                           $     50,554  $  (238,776)
                                             ===========  ===========

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                         53,134,369   24,146,972
Diluted                                       55,046,943   24,146,972
EARNINGS (LOSS) PER COMMON SHARE:
Basic                                            $ 0.001      $(0.010)
Diluted                                          $ 0.001      $(0.010)





                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                               (Unaudited)   (Unaudited)
                                               Nine Months   Nine Months
                                                   Ended        Ended
                                                  March 31,    March 31,
                                                     2002         2001
                                                     ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                            $      907,351  $  (2,403,357)
Adjustments to reconcile net loss to
net cash used by operating activities:
   Depreciation and amortization                    560,612        217,515
   Noncash compensation expense on shares
      issued or to be issued                        287,250         41,668
   Noncash interest expense
      - convertible debenture                        64,513         59,119
   Noncash loan conversion to shares                   --          100,000
   Noncash compensation - granting options             --           10,661
   Noncash paid-in capital - warrants                  --          564,446
Changes in operating assets and liabilities:
Decrease (increase) in operating assets:
   Accounts receivable                               16,578         10,758
   Due from related party                        (4,940,630)    (2,433,785)
   Prepaids                                        (573,904)      (261,250)
   Inventories                                        2,452         18,071
   Other receivables                                 74,037        (60,686)
   Advance to director                                 --          (22,500)
   Other assets                                      60,058         20,129
Increase (decrease) in operating liabilities:
   Accounts payable                                 146,325        166,344
   Accrued expenses                                 667,054        216,579
   Due to related party                                --          119,488
   Due to related party consultants                 448,832        380,000
   Other liabilities                               (284,702)       577,587
                                                -----------     ----------
Net Cash Used by Operating Activities            (2,564,174)    (2,679,193)
                                                -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                  (34,447)        (2,066)
Due from related party                           (5,940,000)          --
                                                -----------     ----------
Net Cash Used by Investing Activities            (5,974,447)        (2,066)
                                                -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Cash received for shares issued                   7,769,032           --
Proceeds from loans                                    --        2,086,671
                                                -----------     ----------
Net Cash Provided by Financing Activities         7,769,032      2,086,671
                                                -----------     ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH             (22,078)         3,353
                                                -----------     ----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                   (791,667)      (591,235)
                                                -----------     ----------
CASH AND CASH EQUIVALENTS,
   beginning of period                            1,026,400        919,091
                                                -----------     ----------
CASH AND CASH EQUIVALENTS, end of period        $   234,733    $   327,856
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

2. Due from related party

   All of Tengtu United's business with any Chinese government entity is conducted through Tengtu China. Tengtu China operates the Chinese joint venture: paying operating expenses, collecting receivables and remitting net operating profits to the Company. The Company has recorded the following amounts as due from Tengtu China as at March 31, 2002:

Current Assets
   Prior year balance                       $    275,880
   Advances related to working capital for
   operations                                  4,382,805
   Profits from operations,
      net of minority interest                 6,478,331
                                             -----------
                                            $ 11,137,016
                                             ===========

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

11. Restatement

           The Company has restated its financial statements for the quarter ended March 31, 2002 to reflect the carryforward of balance sheet items that were restated in the Company's Form 10K for the year ended June 30, 2001. In addition the Company is restating the financial statements for the quarter ended March 31, 2002. The impact of these restatements is summarized below.

     1. The Company included VAT tax payable as part of Sales and VAT tax receivable was reflected in Cost of Sales.
     2. The Company has also reclassified a VAT tax recoverable from Sales to Other Income

                                  Restatement Items [expressed in $ thousands
                                         except earnings/loss per share]
                                  -------------------------------------------
                                   As stated      Adjustments    Restatements
                                   ---------      -----------    ------------
Sales                              $ 3,486         $  (492)        $ 2,994
Cost of Sales                          911             (87)            824
Gross Profit                         2,574            (405)          2,169
Other Income/[Expense]                 (41)            405             364
Due from Related Party              11,099              38          11,137
Accounts Payable                     1,005             100           1,105
Accumulated Deficit                 14,344             226          14,570

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

   The net income for the period, $907,351, included such noncash items as depreciation and amortization ($560,612), noncash compensation expenses associated with the issue of shares of Common Stock for services ($287,250) and noncash interest expense related to convertible debentures ($64,513).

   This was offset by increases in operating assets associated with the start of Phase II of Operation Morning Sun. Operation Morning Sun required $4,940,630 in working capital for operations during the nine months, due mainly to delays in collecting accounts receivable. The amount of working capital required to carry out Operation Morning Sun has been higher than anticipated due to slow collections of accounts receivable by Tengtu China. This in turn has caused delays in Tengtu China's payment of net operating profits to the Company. Payment processes slower than those experienced in North America are not unusual in China, especially when dealing with a number of levels of government; however, the Company and Tengtu China are taking steps in conjunction with the Ministry of Education to reduce the payment cycle. The Company and its joint venture partner are also investigating other Chinese government programs operated in conjunction with Chinese banks that would allow for faster collection of accounts receivable.

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


OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 2002 and 2001

Revenues
--------

                     2002                     2001
                    ------                   ------
                  $10,295,927               $ 2,953,704


Nine Months Ended March 31, 2002
--------------------------------

           The Company's sales for the nine months ended March 31, 2002 were $10,217,407. 96% of these sales were derived from Tengtu United sales to 8,627 schools under Phase II of Operation Morning Sun. This total included installation of Total Solution platforms in 5,055 schools ($8,574,337 in revenues), selling educational CD-ROMs to 2,126 schools ($1,090,712) and shipping satellite equipment to 1,108 schools ($96,432). Most of this activity took place from late August, 2001 to December 2001, and in March 2002, due to fact that schools were closed for the July and August summer break, and in January and February for Winter Break and New Year holidays.

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

Gross Profit
------------

                     2002                     2001
                    ------                   ------
                  $6,608,127                $972,518

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

Minority interest
-----------------

                    2002                      2001
                   ------                    ------
                  $1,329,006                $     -

   Minority interest in 2002 represents the Tengtu China's 43% interest in the operating profits of the joint venture company, Tengtu United. Minority interest was not recorded in 2001 as Tengtu United did not have any retained earnings.

OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 and 2000

Revenues
--------

                     2002                     2001
                    ------                   ------
                  $2,993,603               $1,450,879

Three Months Ended March 31, 2002

   The Company's sales for the three months ended March 31, 2002 were $2,993,603. 99% of these sales were derived from Tengtu United sales to 2,016 schools under Phase II of Operation Morning Sun. This total included installing Total Solution platforms in 1,775 schools ($2,803,835 in revenues), selling educational CD-ROMs to 169 schools ($83,911) and shipping satellite equipment to 72 schools ($6,736).

   Other sources of revenue for Tengtu United include sale of Microsoft and other products ($74,781).

Three Months Ended March 31, 2001

   Sales were $1,450,879 due to the commencement of installations of Total Solution platforms in China pursuant to Phase I of Operation Morning Sun. Approximately 704 platforms were installed in the three months ended March 31, 2001.

Gross Profit
------------

                    2002                      2001
                   ------                    ------
                 $2,169,126                 $818,748

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

MARKET RISK SENSITIVE INSTRUMENTS
---------------------------------

FINANCIAL INSTRUMENT                       CARRYING VALUE    FAIR VALUE
--------------------                       --------------    ----------

Instruments entered into for trading purposes

NONE

Instruments entered into for other than trading purposes

   Cash and Cash equivalents
      United States                            $       -    $        -
      Foreign                                     234,733       234,733
                                               ----------    ----------
                  Total                        $  234,733    $  234,733
                                               ==========    ==========

     Accounts payable
          United States                        $  931,667    $  931,667
          Foreign                                 173,680        73,209
                                               ----------    ----------
                  Total                        $1,105,347    $1,004,876
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