Form 10-K
period 2002-06-30
TENGTU INTERNATIONAL CORP
filed 2002-10-15
CIK 847597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended June 30, 2002.

                                          or

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______________ to _________________

Commission file Number 000-29957

                           TENGTU INTERNATIONAL CORP.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               Delaware 77-0407366
 -------------------------------------------------------------------------------
                  (State or other jurisdiction (I.R.S. Employer
            of incorporation or organization) Identification Number)

                                 236 Avenue Road
                        Toronto, Ontario, Canada M5R 2J4
 -------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


        Registrant's Telephone Number, Including Area Code (416) 963-3999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant - as of August 30, 2002 - $13,892,427

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

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

                     Yes            No
                            ------         ------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 55,614,857 shares outstanding as of September 27, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder, the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

            None of the above documents is incorporated by reference.

                                     PART I


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

           Certain statements in this report which are not historical facts or information are forward-looking statements, including, but not limited to, the information set forth in the Management's Discussion and Analysis section below. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievement of Tengtu International Corp. (the "Company") or industry results, to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the United States, China and Canada; the ability of the Company to implement its business strategy; the Company's access to financing; the Company's ability to successfully identify new business opportunities; the Company's ability to attract and retain key executives; the Company's ability to achieve anticipated cost savings and profitability targets; changes in the industry; competition; the effect of regulatory and legal restrictions imposed by foreign governments; the effect of regulatory and legal proceedings and other factors discussed the Company's Form 10 and 10-Q filings. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievements of the Company. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

           In order to fully assess the risks of an investment in the Company's stock, investors should refer to the Company's registration statement on Form S-1 filed on August 14, 2002, under the heading "Risk Factors."

ITEM 1.    BUSINESS

BACKGROUND INFORMATION ON THE COMPANY AND ITS SUBSIDIARIES

           The Company's business focuses on Kindergarten through 12th grade ("K-12") e-education in China, which has approximately 800,000 schools and 250 million students. Through the Company's joint venture and joint venture partner, and, along with other companies, the Company works in cooperation with the Chinese Central and Provincial Ministries of Education to implement an information technology solution for the Chinese schools to fulfill China's goal of making IT-based education and distance learning available to 90% of K-12 schools by 2010. Specifically, the Company is engaged in the following businesses:

           o sales of educational software to Chinese K-12 schools;

           o development of the China Broadband Education Resource Centre ("CBERC") along with a Division of the Chinese Ministry of Education, the National Center for Audio/Visual Education ("NCAVE"). CBERC is an electronic resource center and portal containing educational materials that are transmitted to schools which download them daily via satellite and which will be accessible by Internet;

           o development of Local Broadband Education Resource Centers ("LBERC"), along with several Chinese Provinces. The LBERCs will connect with CBERC and, in addition, will contain their own educational and other materials as mandated by the Provincial Ministries of Education. Like CBERC, content will be transmitted to schools daily via satellite and will also be available via Internet;

           o sales of computer hardware and systems integration services to Chinese schools; and

           o teacher training in the use of information technology in education.


           The Company was incorporated on May 6, 1988, in the State of Delaware, under the name of Galway Capital Corporation ("Galway"). Galway Capital Corporation was formed for the purpose of seeking potential business ventures. Other than our activities in seeking potential business ventures, Galway ceased operations during fiscal year 1990 -1991, and was inactive until May, 1996. On August 20, 1993, Galway changed its name to Tower Broadcast, Inc. in order to search for a suitable merger or reorganization candidate. On March 20, 1996, under the name Tower Broadcast, Inc. ("Tower"), the Company was cleared by the National Association of Securities Dealers for an unpriced quotation on the over-the-counter Bulletin Board. Such clearance was sought because successful negotiation of one or more acquisition or joint-venture opportunities seemed imminent and management foresaw a resultant need to raise capital.

           On May 24, 1996, in connection with a change in management, Tower changed its name to Tengtu International Corp. This name change was accomplished to reflect the Company's intended business direction and affiliation with certain Chinese firms in the Chinese educational software industry. In the Chinese language, "Teng" is a verb meaning "to grow, carry out or execute properly" and "tu" is a noun generally meaning a "vision."

           On June 30, 1996, the Company entered into a purchase agreement with Blue Lake Industries Limited and Tengtu Enterprises Limited, for their 49% interest in a joint venture called Beijing Tengtu United Electronics Development Co., Ltd. ("Tengtu United"). The Company's joint venture partner is Beijing Tengtu Culture & Education Electronics Co., Ltd. ("Tengtu China"). In 1996, Tengtu China was owned by three Chinese state owned computer companies: Legend Computer Co., Great Wall Computer Group Co. and Taiji Computer Corporation.

1           In 1997, the Company formed TIC Beijing Digital Pictures Co., Ltd.
("TIC Beijing") as a wholly owned subsidiary engaged in the television post-production business in Beijing. It engaged in that business until 1999 and is now inactive.

           On March 26, 1998, the Company and Tengtu China agreed to amend the joint venture agreement such that the Company now has a 57% interest in the Tengtu United joint venture. Pursuant to the amended joint venture agreement, after-tax profits may not be distributed to any party unless the losses from previous years have been recouped and the Company. has received back all the cash contributions, without interest, made to Tengtu United. Thereafter, profits, when and if distributed, are to be allocated 43% to Tengtu China and 57% to the Company.

           In 1999, Beijing Oriental Lian Fa Technology and Trade Group, Co. Ltd. ("Lian Fa") became a shareholder in Tengtu China. Fan Qi Zhang, the owner of Lian Fa was subsequently elected as one of the Company's Directors. In late 2000 and early 2001, Beijing Jiade Tengtu Technology Group Co. Ltd and Beijing Oriental Tai He Technology Development Co., Ltd., both of which are owned by Mr. Zhang and his sister, acquired 100% of the interests in Tengtu China.

ORGANIZATIONAL STRUCTURE

           The Company functions as the North American base for Tengtu United. As of June 30, 2002, the Company had 2 employees and 4 independent contractors and focuses on obtaining strategic relationships for the provision of educational resources to the Chinese Educational market through Tengtu United, and raising capital.

           The Company has four subsidiaries in addition to its Tengtu United joint venture. TIC Beijing is the Company's wholly owned subsidiary in Beijing. Until 1999, it was engaged in television post-production. It is currently inactive.

           The Company has a wholly owned subsidiary, Edsoft Platforms (Canada), Ltd., which, through 60.2% owned Edsoft Platforms (H.K.) Limited, was previously engaged in the educational software business in Hong Kong, but is now in the process of being dissolved.

           The Company also has a wholly owned subsidiary called e-biztengtu.com, Inc. which was incorporated in Delaware, but has not been utilized for any purpose to date.

           The Company's joint venture agreement with Tengtu China requires, among other things, that Tengtu China assign all material contracts used in its business to Tengtu United, assist Tengtu United in securing future rights that relate to its business and assist Tengtu United to maintain good relations between Tengtu United and all governmental and state agencies. The Company has been advised that an assignment of Contracts by Tengtu China, while permitted under Chinese law, is not recommended because of political sensitivities in contracting with foreign controlled entities in the education industry. Instead, Tengtu China, a 100% Chinese owned entity, operates and conducts its business on behalf of the Company and Tengtu United. This arrangement was formally agreed to in two April, 2001 agreements which obligate Tengtu China and Beijing Tengtu TianDi Network Co., Ltd. ("TianDi"), a systems integrator and networking company beneficially owned by Mr. Zhang, to operate on behalf of the Company and Tengtu United.

           Pursuant to recommendations made by PricewaterhouseCoopers after a review of Tengtu China's operations, Tengtu China internally restructured itself into the Tengtu Group. The Tengtu Group is made up of the following entities, divisions and branch offices, with the following functions. As of June 30, 2002, the Tengtu Group employed approximately 500 people.

TENGTU CHINA

           Tengtu China focuses on software development and sales and CBERC and LBERC portal development.

BEIJING TENGTU TIANDI NETWORK CO., LTD.

           TianDi focuses on hardware sales, systems integration and satellite transmission.

TENGTU ELECTRONIC PUBLISHING HOUSE

           Tengtu Electronic Publishing House ("TEP") publishes educational materials, teacher training materials, cartoons and games on CD ROM. The Company believes that it is only one of eight companies in China, and the only private company, granted an electronic publishing license for educational materials. While Tengtu China has use of its electronic publishing license, TEP does not operate on behalf of Tengtu United and is a separate entity.

           The shareholders in TEP are: Tengtu China (10%), Beijing Jiade Tengtu Technology Group Co. Ltd. (51.2%), Beijing Oriental Tai He Technology Development Co., Ltd. (18.8%) and Taiji Computer Company Ltd. (20%).

TENGTU TEACHER TRAINING

           Tengtu Teacher Training is currently only a division within Tengtu China and has not been separately incorporated. It is anticipated that it will assume the function of training teachers in the use of Tengtu products and services.

BRANCH OFFICES

           Tengtu China has branch offices in the following locations throughout China. The branch offices are sales and marketing centers for Tengtu products and services, and also install, update and service Tengtu software and products and provide systems integration services.

Neimeng Brach Office     South Xingan Street, Huhehaote City, Neimeng Province

Shanxi  Branch Office    Banpodong Street  168,  Taiyuan City, Shanxi Province

Shandong Branch Office   Room 401, Entrance 3, Building 8, Block 5, Lixia
                         District, Jinan City, Shandong Province

Shanxi  Branch Office    Yaowangdong 164, Xi'an City, Shanxi Province

Yingchuan Brahch Office  Jinliantong Mansion 509, Xinhua Dong Street 53,
                         Yinchuan City, Ningxia Province

Sichuan Branch Office    Xinghui Xi Street 5, Jingniu District, Chengdu City,
                         Sichuan Province

Guangzhou Branch Office  Jinshan Mansion North Tower, 6th Floor,Tianhe District,
                         Guangzhou City, Guangdong Province

Hubei Branch Office      Wuge Street 460, Wuchang District, Wuhan City, Hubei
                         Province

Fuzhou Branch Office     Hudong Street 168, Fuzhou City, Fujian Province

Anhui Branch Office      Room 102, Building 203, Hupo Garden, Hefei City, Anhui
                         Province

Guizhou Branch Office    North Wengchang Street 102, Guiyang City, Guizhou
                         Province

Hainan Branch Office     Binghai Street, Haikou City, Hainan Province

Hunan Branch Office      Wenyun Street 23, Changsha City, Hunan Province

Liaoning Branch Office   Dongbeiguoshi Mansion 711, Chongshandong Street 71,
                         Huanggu District, Shengyang City, Liaoning Province

Jiangxi Branch Office    Huisheng Mansion 1011, Jianggangshan Street 1028,
                         Nanchang City, Jiangxi Province

Jilin Branch Office      Yongchang Lane 21-1-303, Changchun City, Jilin Province

Jiangsu Branch Office    Zhongqing Mansion 1602, Caochangmeng Street 96, Nanjing
                         City, Jiangsu Province

Guangxi Branch Office    Zhiwu Street 50-1, Nanning City, Guangxi Province

Hebei Branch Office      Jingyi Business Center A-317, Gongnong Street 230,
                         Shijiazhuang City, Hebei Province

Henan Branch Office      Huayuan Street 3-116, Zhengzhou City, Henan Province

Beijing Branch Office    Building 8, Fucheng Street, Beijing

CBERC AND LBERC COMPANIES

           The CBERC and LBERC projects will be operated through separate joint venture companies formed by Tengtu China and the applicable Ministry of Education. With respect to CBERC, on July 22, 2002, the companies of the Tengtu Group signed an agreement providing for the creation of a joint venture company in which the Tengtu Group will have a 70% interest for the first two years and a 53% interest after that. NCAVE will have a 30% interest for the first two years and a 47% interest after that. SEE "CURRENT BUSINESS DEVELOPMENTS AND AGREEMENTS"

           With respect to the LBERC projects, a joint venture company has already been formed by Tengtu China and the Shaanxi Province Audio/Visual Education Department with Tengtu China having a 60% interest and Shaanxi having a 40% interest. We anticipate that joint venture companies will also be formed for LBERC projects in the ShanDong, Sichuan and Fujian Provinces with Tengtu China having a 60% interest and the Provinces having a 40% interest.

                          TENGTU PRODUCTS AND SERVICES

                                    SOFTWARE

           Tengtu software products have been developed in close cooperation with the Chinese Ministry of Education. They are continuously updated based on customers' needs and concerns by Tengtu China's software programming and research and development staff.

THE TOTAL SOLUTION

           Tengtu China's Total Solution software platform is a package of bundled software consisting of specialized application software and subject-specific courseware. It is currently one of the only IT solutions in China that integrates applications for teaching/learning, home-school connectivity, school resource management, global inter-school communication, and resource sharing. The network and software are designed with data security to prevent unauthorized access and manipulation. The system also features easy, flexible, and inexpensive implementation, modification, and upgrading.

           In June, 2000, the Chinese Ministry of Education advised Tengtu China that its Multimedia Electronic Classroom is the only multimedia electronic classroom recommended by it. However, the Chinese provincial and local educational agencies are not required to buy the Multimedia Electronic Classroom.

           Tengtu's software is designed to be compatible with Microsoft Windows and Microsoft Office applications.

           The individual components of the Total Solution, which can be sold separately or all together, fall under three categories: Teaching Platform, Resources Platform and Information Management Systems.

TEACHING PLATFORM

MULTIMEDIA ELECTRONIC CLASSROOM

           The Multimedia Electronic Classroom allows for the conduct of classes electronically through networked computers by allowing the transmission of audio, video and text content from teacher to student. The Multimedia Electronic Classroom has 23 functions including electronic hand raising, dialogue between a teacher and individual student, or with the entire class, video and audio broadcasting, document delivery and screen monitoring.

           Key technical features used in the Multimedia Electronic Classroom are: dynamic screen capture, audio and video shunt control, audio compression and superposition and network flow detection control.

INTERNET NETWORK CLASSROOM

           The Internet Network Classroom allows students to learn to use the Internet and computer networks in a virtual environment and is designed to satisfy information technology teaching requirements of the Chinese Ministry of Education. The Internet Network Classroom emulates web browsing, e-mail, home page creation and chat rooms. It can also acquire resources from a school's network or the Internet and make them available to students, provide a forum for schools announcements and news and make available a test questions bank and other resources.

VIDEO ON DEMAND SYSTEM (VOD)

           The VOD system allows users to obtain and view video and other multimedia programming. It can be used to construct multimedia and electronic reading rooms on a school network. The VOD system includes the following functions:

           o Program Management - allows administrators to manage programming by adding and deletion, copy management and analysis.

           o User Management - allows administrators to give different access rights to different users and keep track of programs ordered by user.

           o Broadcast Management - allows administrators to manage advertisements, video broadcasts and system news.

           o Program Inquiries - allows users to make inquiries regarding available programs before ordering.

           o Multi-Broadcast Program - when a number of users order programming at the same time, school network speed can be dramatically reduced. Therefore, the VOD system includes a multi-broadcast function which continuously broadcasts different programming in a sequence allowing certain programming to be viewed at certain times, much like a television program.

           Key technical features included in the VOD system are video data compression and flow control technology to make full use of network resources.

VIRTUAL CD ROM SYSTEM

           The Virtual CD ROM system allows a single courseware CD to be shared by each stand-alone computer in a school's network. The system works by compressing CD contents into a virtual CD ROM file and them storing it on a hard drive.

           The Virtual CD ROM system supports numerous CD formats, including MPEG1, MPEG2 and AVI, allows for editing of CD content and includes built in cache management.

SATELLITE LIVE BROADCASTING CLASSROOM

           The Satellite Live Broadcasting Classroom is similar to the Multimedia Electronic Classroom except that it allows for the reception of classes broadcast by satellite from a central classroom. The Satellite Live Broadcasting Classroom allows the teacher in the central classroom to make use of applications and features on the students' computers such as electronic pointing and courseware selection. However, the central classroom cannot receive information from students because the satellite broadcast is only one-way. It also allows for transmission of courseware, test questions and other teaching materials in the form of files, and the transmission of written information at the same time as audio voice data.

TENGTU DISTANCE LEARNING SYSTEM

           The Tengtu Distance Learning System functions like an Internet based school where teachers can create interactive courseware and students can select from various subjects.

RESOURCES PLATFORM

TEACHING SERVICE SYSTEM

           The Teaching Service System allows teacher access to educational resources to prepare specific lectures and classes. It allows teachers to coordinate preparation with each other, as well as to add key points, questions and highlights for students.

TEACHING RESOURCES DATABASE

           The Teaching Resources Database provides teachers and students with teaching and self-learning materials, including 100 gigabytes of video, audio and textual course materials. In addition, 100 CD ROM educational courseware titles are included.

TENGTU RESOURCES SERVICE SYSTEM 5.0

           The Tengtu Resources Service System allows for easy introduction of new educational content received by schools as it is received and for migration to the Internet without any revision. Specifically, it has the following functions:

           o Resources Introduction - newly received teaching and educational content can be easily introduced to the school computer system;

           o Application and Management - allows for resources uploading, downloading, browsing, correcting, deleting and insertion of materials into Microsoft Word or PowerPoint documents allowing teachers to create their own customized courseware;

           o Resources Retrieval - educational resources are searchable by name, subject, grade and resource. The user can define the order of the search results.

           o System Management - provides for login restrictions, tracking of user information.

           The Tengtu Resources Service System 5.0 has an easy to use interface similar to that of Internet Explorer with available on-line help.

TENGTU RESOURCES CENTER MANAGEMENT SYSTEM

           The Tengtu Resources Center Management System is a tool to manage the educational resources in the CBERC and LBERC portals and provide administrative functions to local education commissions through LBERCs. It allows access to and search and storage of various resources. It also has the following functions:

           o Office System for Provincial Education Commissions - allows for official document management, document sending and receiving, information distribution, information and bulletins, management of meetings and agendas, calendar and contact information.

           o Data Gathering System - collects administrative information and statistics about schools to aid in centralized management and decision making. Allows individual schools and teachers to add information.

           o Information Distribution System - allows for regular or periodic dissemination of information to schools and can be set to automatically provide designated information at periodic intervals.

           o User Registration Management System - gathers user information and can be used to tailor services to the requirements of particular groups.

           o Portal Access Monitoring and Statistics System - provides usage analysis for portals and individual pages within the portals.

           o On Line Questionnaire System - collects opinions regarding designated questions.

           o Search Engine System - establishes indexes for resources to be searched using key words and them custom builds a page with search results.

           o Payment System

           o Homepage management system

           o Chat Rooms

           o E-Mail System

           o E-Commerce Center

INFORMATION MANAGEMENT SYSTEMS

LIBRARY MANAGEMENT SYSTEM

           The Library Management System allows for the management of paper-based and electronic school libraries. With respect to paper-based books, the Library Management System allows for:

           o indexing and searching of available titles,

           o recording information about students who borrow or read titles,

           o circulation management - allows schools to track loans, renewals, late fees and book losses,

           o system inquiries - allows inquiries about titles, new arrivals, circulation and readers;

           o statistics and analytical data.

           With respect to electronic books, the Library Management System allows access through an internet web browser to available titles.

SATELLITE RECEIVING SYSTEM

           The Satellite Receiving System is designed to receive and organize content received by satellite and make it available for use.

TEACHING INFORMATION MANAGEMENT SYSTEM

           The Teaching Information Management System is designed to assist teachers and administrators in the management of schools. It serves as a database for teacher and student information, allows for teacher salary management and class scheduling and can be used to manage access rights to various applications on a school network.

GENERAL INFORMATION SYSTEM FOR WEB SCHOOLS

           The General Information System for Web Schools allows for information exchange among teachers, administrators, students and parents. It has the following functions:

           o News Center - used to issue school news and bulletins;

           o E-mail - allows for information exchange among teachers, students, administrators and parents;

           o School Principal's Column - allows a school's principal to communicate with teachers, students and parents;

           o Student Status Management - tracks information regarding a students progress and status and allows inquiries by the student or parents;

           o Teacher Evaluation - allows for input of information regarding teacher performance; and

           o Test Question Management - provides for management of a database of test questions, generation of tests and on-line testing for up to 1,000 students at once.

           Other functions provided are compilation of lesson plans, providing on-line classes to students, the ability to request video content on line, personal home pages for students and teachers, e-greeting cards and library management.


                               E-EDUCATION PORTALS

CBERC AND LBERCS

           CBERC and LBERCs are part of a national initiative to provide content to computerized classrooms across China. The Tengtu Group and NCAVE are jointly establishing an educational portal and repository for the distribution of distance learning, educational information, and e-business products to individual schools, students, and households across China.

           In late 2000, NCAVE initiated the "School to School" link project. NCAVE recognized at that time that electronic classrooms and school computer networks, while able to allow a school to share its internal information technology resources, could not allow for the sharing on national and regional educational resources. The goal of the School to School link program is to have approximately 90% of all elementary and secondary schools in China connected to national and local education resource centers (CBERC and LBERCs), through a satellite network within 5 to 10 years.

           CBERC and the LBERCs are to be connected to the China Education Resources Information Network ("CERNET") by a high speed fiber optic network. CBERC will have a central web-site maintained in Beijing and is to contain education resources provided by NCAVE and Tengtu, and will also contain education resources from LBERCs, which will be uploaded to it through CERNET. Schools will have access to their local LBERC and to CBREC resources through the LBERC utilizing the Total Solution or similar platform software.

           At the present time, the Tengtu Group has a contract with NCAVE for CBERC, an agreement for an LBERC in Shaanxi Province and letters of intent for LBERCs in ShanDong, Sichuan and Fujian Province. While the CBERC portal is not yet completed, CBERC is sending, via satellite, approximately six hours of educational content daily to approximately 10,000 schools across China. The content consists of required educational coursework in a number of areas which is then downloaded and modified and utilized using the Total Solution, or similar software. The Tengtu Group is not yet charging the schools which are receiving content while CBERC is still under development.

           One of the main tasks in completing the CBERC and LBERC portals is the development of adequate security measures. The Tengtu Group is currently developing software to address security issues such as unauthorized use without payment of fees, corruption of content, unauthorized entry and safety of end-users' computers.

           As explained below, Tengtu China has entered into an agreement with Sina, a Chinese portal builder, for the final design and completion of the CBERC portal. This portal will also serve as a template for the LBERC portals. See "CURRENT BUSINESS DEVELOPMENTS AND AGREEMENTS"

           When completed, it is anticipated that CBERC will have the following functions:

           o Organization of Educational Resources - LBERCs will upload their educational resources through CERNET to the CBERC central website which will process and organize it using database management software;

           o ASP Services - CBERC will provide Active Server Pages to allow schools to develop their own websites;

           o Educational Information Announcement Platform - will allow for the broadcasting of educational information and educational policies by the Chinese Ministry of Education;

           o Video Conferencing; and

           o Virtual Teaching Community - will provide students with on and off-campus education services.

           When completed, it is anticipated that the LBERCs will have the following functions:

           o Organization and Uploading of Teaching Resources - each LBERC will collect and organize its educational materials into local resources for uploading and sharing on CBERC;

           o Teaching Resources for Schools - local and CBERC educational content will be combined, organized and made available;

           o Educational Information Announcement Platform - will allow local Ministries of Education to broadcast educational information and policies to local education committees, schools and students;

           o Video Conference System - will allow local Ministries of Education to conduct real time and interactive remote video conferences with local education committees;

           o Virtual Teaching Community - will provide students with on and off-campus education services;

           o Video on Demand - will allow teachers and students to view on-line real-time video educational information or download documents;

           o Web-based examination system;

           o Course Preparation for Teachers - the CBERC and LBERC contents will be able to be manipulated in order to prepare lesson plans and teaching materials;

           o Web-based Academic Subjects Teaching/Research Center - will provide teachers with the means of engaging in academic exchanges and discussions with other teachers; and

           o Software Downloading.

           It is also anticipated that both CBERC and LBERCs will be used for education related e-commerce and adult continuing education.

                          SYSTEMS INTEGRATION SERVICES

           The Tengtu Group's systems integration services are performed by TianDi . The services offered include everything necessary to create electronic and web-based classrooms from software installation to network cabling and sales of hardware and hardware set-up. TianDi is also working in conjunction with Beijing Stone Lifang Information Technology Co., Ltd., known in North America as Sina, to build and perform all services necessary to set up the CBERC and LBERC portals.

                                TEACHER TRAINING

           In connection with software sales, the Tengtu Group offers training services to instruct teachers in the use of information technology and Tengtu products. Tengtu China has assisted the Chinese Government in setting up teacher training centers in XinJiang, Inner Mongolia, Shanxi, Shandong, Shaanxi, Sichuan, Fujian, Anwei, Guizhou, Guangdong, and Hainan. To date, approximately 10,000 teachers have been trained.

           In the future, the Tengtu Group plans to offer information technology teacher training as a fee based service.

                   PAST DEVELOPMENT OF THE COMPANY'S BUSINESS

           During the period from 1996-98, the Company, through Tengtu United, primarily produced educational CD-ROM titles for the Chinese educational market and engaged in the television post-production business in Beijing through the Company's wholly subsidiary, TIC Beijing.

           In 1998, pursuant to the joint venture agreement with Tengtu China, the Company committed an additional $6 million in funding to Tengtu United to develop the application software platforms needed by the K-12 educational market. At that time, the Company realized that the Tengtu United software titles could not be sold in sufficient volume because there was no application software platform to enable the Chinese teachers and students to utilize them. Accordingly, the Company's marketing focus changed from sales of individual titles through Chinese retail channels to direct marketing of a "Total Solution" to the school systems, including the necessary application software platform.

           In 1999, Tengtu United completed the first and second Torch Projects which had been awarded to it awarded by the Chinese Ministries of Education and Information Technology. Torch Projects are national initiatives aimed at improving the quality of education as designated by the Chinese Government. The first Torch Project was the development of a Digital Library System and the second Torch Project was the development of a General School Computer Networking System, which includes the Network Classroom. The Digital Library System is a computerized database and catalog of educational books and reference materials. The purpose of the General School Computer Networking System was to introduce computer networking to Chinese schools to enable them to realize greater computer efficiency and sharing of computer software, including such programs as the Web School and Digital Library. The Torch Projects are the predecessors of the current Total Solution software.

           From 1998 through 2000, Tengtu United had to re-adjust its business strategy in alignment with broadening objectives of the Ministry of Education in China. Technology and architecture was maturing to the point where an e-education/distance learning delivery system was attainable. During this transitional period from a traditional retail business model to a model based on newly available technologies, the Company was unable to promptly fulfill its funding commitment of $6 million to Tengtu United. As a result Tengtu United downsized its operations and research and development activities in 1998, 1999 and 2000. This lack of funding combined with the low sales for educational software in China sold through traditional retail channels led to most of the operating losses reflected in the Company's past financial statements.

           From August 1999 to November 2000, Tengtu China provided substantially all of the operating and research funds for Tengtu United. Despite its downsizing, Tengtu United, with the assistance of Tengtu China, continued to work with the Chinese Ministries of Education and Information Technology to find ways to enable Chinese schools to incorporate information technology into teaching. In June, 2000, the Chinese Ministry of Education advised Tengtu China that the Multimedia Electronic Classroom was the only multimedia electronic classroom recommended by it. However, the Chinese provincial and local educational agencies were not, and are not required to buy the Network Classroom.

           From 1998 through 2001, Tengtu United found that many Chinese schools lacked computer hardware. Tengtu United therefore began to provide systems integration services to the Chinese schools, including the sale of hardware and software of other companies, which results in a far lower profit margin than the sale of the software components. At the present time, the Tengtu Group is finding that more schools have their own computer hardware already, or make arrangements to procure it themselves.

           In 1999, substantial numbers of orders for the Total Solution software were received. However, Tengtu United lacked the infrastructure to be able to sell and install Tengtu products, and provide the necessary systems integration services. In 2000 and 2001, Tengtu China began to open branch offices to address this problem and to complete the backlog of Total Solution orders. By mid-2001, Tengtu China had opened thirteen branch offices. As of June 30, 2002, there were 21 branch offices which provide software and hardware installation services as well as support, sales and marketing services.

           In August, 1999, Tengtu United and Tengtu China entered into a Cooperation Agreement with the Microsoft (China), Ltd. which allowed Tengtu China to sell and install Microsoft's Windows operating system and Office suite of programs at a discounted price to the Chinese schools. It also provided that Microsoft was to provide teacher training and other services to assist in the sale of the Total Solution software. From that point forward, Tengtu China installed Microsoft software where necessary and built the price of that software into the price of the Total Solution.

           On September 20, 2000, Tengtu China entered into an agreement with NCAVE called "Operation Morning Sun." Under Operation Morning Sun, Tengtu China was to install the Total Solution along with Microsoft Windows and Office at discounted prices in 3,000 schools in certain disadvantaged and rural areas and arrange for teacher training. Operation Morning Sun was completed in early 2001.

                  CURRENT BUSINESS DEVELOPMENTS AND AGREEMENTS

           Based on the success of Operation Morning Sun the Tengtu Group companies have gone on to cement their relationship with NCAVE and the Ministry of Education and assist it in fulfilling its goal to advance information technology in education.

           On February 13, 2001, Tengtu China entered into a second agreement with NCAVE called Operation Morning Sun Phase II. It provides for additional Total Solution and Microsoft Windows and Office installations at an additional 10,000 to 15,000 schools at discounted prices. The term of the agreement runs until December 30, 2002. To date, the Tengtu Group has installed software at a total of more than 12,000 schools, including Operation Morning Sun Phase I.

           As of August 1, 2002, the Tengtu Group has a backlog of Total Solution orders numbering approximately 800. While the Tengtu Group currently has enough software to meet this demand, the backlog is due to a combination of a shortage of installation capacity sufficient to meet demand and new upgrades to the Total Solution, the installation of which is given priority over new installations. Tengtu China has added 21 branch offices since January 2001 to address backlogged orders and will attempt to continue to add additional installation capacity. While it is possible that customers will cancel orders due to a delay in installation, the Tengtu Group has not experienced significant cancellations as of June 30, 2002.

           In March, 2001, Operation Morning Sun was extended by NCAVE to include the "School to School Link project initiated by the Chinese Ministry of Education." This is what the Company now refers to as the CBERC and LBERC projects.

           On April 9, 2001, Tengtu China and TianDi entered into a cooperation agreement with NCAVE for the establishment of CBERC. Pursuant to the cooperation agreement, the annual base fee per school is between RMB 1,035 ($125) and RMB 5,000 ($604). There are to be additional charges for special programs and additional services, if requested by the subscribing school. Non-subscribers are to be charged a usage fee for each instance it uses any of the materials distributed by or through CBERC.

           For those schools that already have the Total Solution, Tengtu China and TianDi are to furnish one free upgrade if it becomes a subscriber to the CBERC. For those schools which have not yet purchased the Total Solution as part of Phases I and II of Operation Morning Sun, Tengtu China and TianDi are to provide the required satellite equipment free of charge if they sign-up and pay for the first year's annual base subscription fee to permit usage of the CBERC distributed materials and products. The Company believes that this will set the stage for these schools to become purchasers of the Total Solution and other Tengtu products to be used on that platform.

           For schools in disadvantaged regions, which cannot afford any computer networking equipment (e.g., it has only a television or one computer), Tengtu China and TianDi are to donate the satellite reception equipment and sell them 100 CD ROM titles at a reduced cost. The long range goal is to build up the necessary relationship so that eventually many of these schools will become purchasers of the Total Solution and subscribers to CBERC.

           The Cooperation Agreement also called for the sale of up to 30,000 sets of educational software.

           On July 22, 2002, the companies of the Tengtu Group entered into a final cooperation agreement with NCAVE to set up a joint venture company for CBERC. The agreement provides for the parties to set up a joint venture company which is to be capitalized with RMB 30 million. The operating term of the joint venture company is to be 20 years, subject to government approval. The joint venture company is still in the process of being registered with the Beijing Administration Bureau For Industry and Commerce and is to be known as Beijing Hua Xia Bo Xin Educational Software Corporation Ltd. The agreement requires that the Tengtu Group initially contribute RMB 21 million and NCAVE will contribute RMB 9 million. Those monies have been contributed. After the initial capital contribution, the Tengtu Group will be required to contribute and additional RMB 30 million within 12 months after establishment of the joint venture company and an additional RMB 20 million within 18 months after establishment of the joint venture company. It is likely that the Company will need to seek outside financing for some or all of these additional capital contributions and there can be no assurance that such financing will be available, or that it will be available on acceptable terms, if available at all. If these capital contributions are not made, the Tengtu Group may be unable to proceed with the CBERC project.

           For the first two years after the establishment of the joint venture company, the Tengtu Group will own a 70% interest and NCAVE will own a 30% interest. After the second year, the Tengtu Group will own a 53% interest and NCAVE will own a 47% interest. The profits are to be split in accordance with the ownership percentages. Pursuant to the Company's amended April 25, 2001 agreement with Tengtu China and TianDi, 57% of the Tengtu Group's interest in CBERC will be held for the benefit of, and is to be assigned to, the Company.

           The cooperation agreement states that it is exclusive in that after signing the agreement and that neither party may cooperate with a third party in the same or a similar line of business.

           All major decisions for the joint venture are to be made by the shareholders and all such decisions are to be unanimous. The joint venture company will have a board of directors with a total of eight members. The Tengtu Group will appoint four members and NCAVE will appoint four members. NCAVE will have the right to appoint the Chairman of the Board of Directors. NCAVE shall also have the right to appoint the first general manager, who will be the highest ranking officer of the joint venture company, and the chief financial officer of the joint venture company.

           On March 6, 2002, the Company entered into a letter of intent with Tengtu China for a restructuring whereby Tengtu China will convert its 43% interest in Tengtu United into the Company's common stock. While the letter of intent required that a definitive agreement be consummated by June 30, 2002, this has not yet been done. However, the parties are still working towards a definitive agreement without a deadline.

           Under the terms of the proposed restructuring, the Company would own 100% of Tengtu United, Tengtu China would continue to operate on behalf of Tengtu United pursuant to a contractual arrangement and Tengtu United would acquire Tengtu China and its affiliated companies when permitted under Chinese law.

           In May, 2002, Tengtu China entered into an agreement with Beijing Stone Lifang Information Technology Co., Ltd., also known as Sina. Sina is a well known Chinese network application software provider and Internet company. Pursuant to the contract, Sina is to design and develop the CBERC portal and provide such services to the portal as installation, commissioning, inspection testing and training. The Sina-designed portal is to serve as a template which we will use for each of the LBERC portals.

           In August, 2001, TianDi, entered into a Cooperation Agreement with the ShanDong Province Ministry of Education to establish a ShanDong LBERC. The construction of the portal is currently proceeding pursuant to the agreement.

           The Cooperation Agreement states that all elementary and secondary schools in the ShanDong Province, of which there are approximately 40,000, are to become part of the LBERC.

           Utilization fees under the Cooperation Agreement are to be collected every six months. The fees to be charged for content transmitted by satellite and distance learning programs are as follows: RMB 500 ($60) per month for senior high schools; RMB 300 ($36) per month for junior high schools; and RMB 200 ($24) per month for elementary schools.

           TianDi is required to provide satellite reception equipment, application software and training, free of charge. In addition, it is to provide 100 CD-ROM titles free of charge. The Cooperation Agreement requires the Ministry of Education to obtain the required licenses for the educational portal and repository and satellite broadcasting and other necessary coordination and facilitation services.

           Initially, 65% of the utilization fees are to be paid to TianDi. Once TianDi has recouped its total investment in the project through the receipt of utilization fees, the distribution of such fees may be reviewed and revised.

           The Cooperation Agreement has a 14 year term. Pursuant to the Cooperation Agreement, TianDi is required to invest capital in the following phases: RMB 10 million ($1,208,200) by the end of September, 2001; RMB 20 million ($2,416,400) before December 31, 2001; and RMB 20 million ($2,416,400) plus a 20% increase each year after 2001.

           The initial RMB 10 million capital investment has been made in ShanDong, but the RMB 20 million due December 31, 2001 has not yet been paid. Despite this, the parties have proceeded with the agreement and construction of a central portal for the ShanDong Province, for which the Company believes the initial capital contribution is sufficient. The parties are currently negotiating a joint venture agreement, which will supercede the terms of the Cooperation Agreement. Pursuant to the parties' discussions, additional capital contributions by TianDi will be necessary and will be used for construction of portals at the local and county levels in ShanDong, which is not to be done until the central portal is completed. There can be no assurance, however, that such additional capital will be available, which could lead to the loss of the ShanDong LBERC project.

           On September 18, 2001, Tengtu China entered into a Memorandum of Cooperation with the Shaanxi Provincial Center for Audio/Visual Education for the establishment of a Shaanxi LBERC. The Memorandum of Cooperation was followed by a "Framework Agreement" dated December 18, 2001 between the Shaanxi Provincial Center for Audio/Visual Education and TianDi. Pursuant to that agreement, the parties set up a joint venture company to which TianDi contributed RMB 6 million (approximately, $724,920) for a 60% interest and Shannxi contributed RMB 4 million (approximately $483,280) for a 40% interest. The Board of Directors of the joint venture company is to have a total of seven members, with TianDi appointing four members.

           Pursuant to the agreement, TianDi is to provide satellite receiving equipment and resources management software to Shannxi schools free of charge. However, any LBERC fees collected from the schools in the first year will all go to TianDi. In addition, the parties have agreed to share the profits of any Total Solution installation in Shaanxi, with Shaanxi receiving RMB 5,000 (approximately $604) from each installation.

           In December, 2001, TianDi entered into a Cooperation Agreement with the Center for Audio/Visual Education of the Department of Education for the Fujian Province for the establishment of a Fujian LBERC. The Fujian LBERC is to be called to Fujian Provincial Networked Senior Secondary School. It is anticipated that it will function as a distance learning school serving people who did not complete secondary school. The Fujian LBERC has not yet moved beyond the Cooperation Agreement stage because the Center for Audio Visual Education in Fujian has decided that it wishes to add additional functionalities to its portal allowing it to better operate as an on-line school. For this, additional capital will be required which, the Company has been advised, it is currently procuring.

           On April 18, 2002, TianDi entered into an agreement with a division of Fangzheng Science & Information Technology Systems, Ltd., also known as Founder PC. Founder is a Chinese public company supported by Beijing University and is part of a larger group known as Shanghai Founder Yanzhong Science & Technology Group Ltd. It is a manufacturer of computer hardware and systems. Pursuant to the parties' agreement, Founder will give TianDi its lowest prices for computers to be resold to schools and will pre-install the Electronic Classroom component of the Total Solution software sold by Tengtu China on the computers that it sells to schools directly.

           Pursuant to a December 21, 2001 letter of intent, as amended by a loan agreement on July 22, 2002, the Company acquired the rights to use and license the following software products owned by Lifelong.com, Inc.: NeuraLab and Blast Off. Pursuant to the terms of the July 22, 2002 loan agreement, the Company loaned CDN $55,000 to Lifelong.com, Inc. Pursuant to that agreement, if the loan is not repaid within six months, or there is a default in the payment of interest for more than two months, the Company would own all rights to the software mentioned above.

           Because Lifelong.com, Inc. required additional capital to complete development of NeuraLab, Orion Capital Incorporated ("Orion"), a company wholly owned by William O.S. Ballard, Chairman of the Company's Board of Directors, advanced an additional CDN$145,000 to Lifelong.com, Inc. on August 20, 2002. In exchange for the advance, Lifelong.com, Inc. agreed to transfer to Orion all of its right title and interest in NeuraLab, subject to the encumbrance of the July 22, 2002 loan agreement.

           The letter of intent and loan agreement allow the Company to use the licensed software, to license it to third parties in China without having to pay a royalty to Lifelong.

           NeuraLab is a courseware development system, which allows for the design and delivery of Internet educational courseware. BlastOff is a learning management system which includes an e-learning portal, or website, which can be customized to make courseware available and a student management system which allows student registration, course enrollment, credit tracking, testing, grading and feedback. It is anticipated that these products will be incorporated into the Total Solution and CBERC and LBERC projects.

           On June 6, 2002, the Company closed a loan agreement with Quest Ventures, Ltd. ("Quest") for a $4,000,000 loan. Pursuant to the terms of the loan agreement, the Company issued a $4,000,000 promissory note to Quest due November 30, 2002 with an interest rate of 12%. The note is secured by a general security agreement, pursuant to which the Company gave Quest a security interest in all of its assets. The note is also secured by 10,015,812 shares of the Company's common stock pledged by Orion, a guarantee from Orion limited to the pledged stock and a personal guarantee from William O.S. Ballard as to $2,500,000. Orion is an Ontario company owned by Mr. Ballard, a consultant to the Company and Chairman of the Company's Board of Directors. Neither Mr. Ballard, nor Orion, received any consideration for their pledge of common stock or guarantees.

           The Quest loan was, in part, a bridge loan until the closing of a private placement on June 20, 2002. Pursuant to the terms of the Quest loan agreement and note, the $2,500,000 personally guaranteed by Mr. Ballard was repaid to Quest by July 5, 2002, extinguishing the personal guarantee. $2,250,800 of the $2,500,000 repaid to Quest was raised in a private placement of Special Warrants which closed on June 20, 2002. The principal balance of $1,500,000 remains outstanding on the Quest loan.

           With respect to the $1,500,000 outstanding loan balance due to Quest on November 30, 2002, Tengtu China has committed to pay it when due from monies collected in China. If Tengtu China cannot collect sufficient receivables, or otherwise fulfill its commitment, the Company may default under the Quest loan agreement and will Quest will have the rights granted to it pursuant to a General Security Agreement under which it has been granted security interests in all of the Company's assets.

           The Quest loan proceeds were used to fund CBERC start-up and portal building and development costs.

              THE CHINESE EDUCATIONAL AND DISTANCE LEARNING MARKET

THE CHINESE EDUCATIONAL SYSTEM AND RECENT POLICIES

           While education has always been a driving force in China's culture and society, it has become a much greater priority with the emergence of a market economy. Education is now seen as critical to enable China to compete in the world economy.

           The Chinese central government, through the Ministry of Education, manages education in China at a macro level, providing policy guidance and basic educational requirements that must be taught. To a large degree, the Provincial governments are left to implement basic education through development of teaching plans to supplement the required coursework from the central Ministry of Education and the funding of basic education poorer areas. County level governments have the main responsibilities for implementing basic education on a day-to-day basis.

           In China, primary and secondary education takes 12 years to complete. Primary education generally lasts 6 years, and junior middle school and senior middle schools 3 years each. Children generally begin primary school at the age of 6. In 1986, China passed the Compulsory Education Law of the People's Republic of China, which mandates that 9 years of compulsory education (grades 1 through 9) is mandatory, and requires that Provincial and local governments take the necessary steps to ensure that all students receive at least the required 9 years of education. The goal of the Compulsory Education Law, as well as the subsequent Guidelines for the Reform and Development of Education in China, put forth by the Chinese State Education Commission in 1993, was to universalize compulsory education and to eliminate illiteracy among the Chinese people.

           In 1999, the Chinese Government ratified an Action Plan for Invigorating Education in the 21st Century, which was formulated by the Chinese Ministry of Education. The plan recognizes the need to make China competitive in the world economy, particularly through technology. The plan lays out a strategy to "Invigorate China through Science, Technology and Education" and states:

           "[T]he comprehensive strength and international competitiveness of the nation will increasingly depend on the level of education development and innovation in science and technology and knowledge and educational development will remain a strategic priority."

The plan emphasizes the use of information technology in education stating:

           "The extensive use of modern information technology in education will engender profound changes in the educational sector"

           According to the Xinhuanet news agency, in 2001, the Chinese Government announced that by 2005, information technology will be a compulsory course in all middle schools as well as in the primary schools in cities and other well developed areas. It also announced that before 2010, approximately 90% of all primary and middle schools will gain access to the Internet and broadband net, and that for the remaining 10%, multimedia teaching facilities and other resources will be made available.

           The plan also places a strong emphasis on modern distance education:

           "Implementing `Modern Distance Education Project' to Build up an Open Education Network and a Lifelong Learning System

           Modern distance education is a new type of education that has come into being with the development of modern information technology. It is a major means to build up a lifelong learning system meeting the needs of people living in an era of knowledge economy. The "Modern Distance Education Project" implemented on the basis of existing distance education facilities and making full use of modern information technology can effectively take full advantage of available educational resources. This is inline with the international trend of developing science and technology education. In view of the shortage of educational resources, this is a strategic step to extend access to education for the large population of our country and therefore the development of this important infrastructure must be intensified.

           The demonstrative network CERNET and the existing satellite video transmission system can serve as our basis of development and it is desirable to raise the transmission speed of the backbone network of CERNET, and make full use of the telecommunication resources of the country to further enlarge the transmission capacity and network size of CERNET. We should strive to link all higher education institutions offering bachelor's degree programs and over 1000 secondary schools with CERNET and make access to network possible at home to 50 ,000 university faculty members by the year 2000. We should develop an integrated information system based on CERNET for online enrollment of students admitted to [college], computer-aided management of students , record and status , and network service for new graduates seeking employment.

           Satellite-relayed television education programs will continue to function in modern distance education. However, the existing TV education transmission network needs to be reformed by setting up a central station, achieving its high-speed connection with CERNET, and connecting a part of distance education sites to computer networks. It is envisaged by the year 2000 most schools in rural areas will be enabled to receive TV educational programs. Excellent teachers and modern teaching methods should be involved to ensure the quality of TV educational programs in an endeavor to meet the educational needs of remote, insular, mountainous, forestry and pastoral areas.

           The outmoded model of distance education software development, which suffers from unnecessary duplication of efforts, should be discarded. Here the government should exercise its function of macro-level regulation and full advantage should be taken of the educational resources possessed by schools of various types and levels. Competition and the market mechanisms also should have their role in software development. All the above-mentioned measures will contribute to the development of high-quality educational software.

           The Ministry of Education is in charge of the development of our modern distance education program and is responsible for organizing the formulation and implementation of the national "Plan for Developing Modern Distance Education". The strategy for developing the "Modern Distance Education Project" is characterized by governmental support at the initial stage and self-financed operation in the long run. The advanced means of information technology should be adopted in light of China's actual conditions to keep upgrading modern distance education.

           To create a favorable condition for the development of modern distance education, it is desirable for the telecommunications companies to give preferential treatment to the operation of the modern distance education network by reducing the rates of fees in accordance with current international practice. Besides, tariff concession should be accorded to imported equipment, including both donated and purchased items, in accordance with applicable legal provisions."

           The plan also calls for an increase in financing for education. It contains a commitment by the Ministry of education to raise educational appropriations in the budgets of the Provinces and that these increases would be used to cover portions of expenses created by the plan.

HISTORY OF DISTANCE LEARNING IN CHINA

           While Internet based "modern" distance learning is new to China, as it is to most countries, China has utilized distance learning for many years. According to materials available from the China Education and Research Network (CERNET), available at WWW.EDU.CN:

           "Chinese educational technology first started with college audio-visual programs in l920's in the School of Agriculture of Jinling University. In l922, they used slides and films with oral explanations recorded on phonograph to publicize the scientific methods for cotton-planting. Audio-visual education was developed in various schools at all levels after l949. Radio and television universities were successively established in Beijing, Shanghai, and Shenyang in l960. Educational technology was greatly developed after the implementation of reform and open to the outside world policies. The State Council approved to set up the Central Radio and Television University (CRTVU) and the Central Audio-visual Center in China in 1978. After that radio and television universities and audio-visual centers were restored or established in provinces, autonomous regions, and municipalities directly under the Central Government and separate planning cities except Tibet China Educational Television Station was set up in 1986 and provincial educational television stations were established in Liaoning, Jilin, Shanghai, Jiangsu, Fujian, Jiangxi, Ningxia, Xinjiang and other provinces, cities and autonomous regions."

           Currently China has approximately 44 radio and television universities, 831 municipal radio and television university branches, and 1699 county level branches. In 1987, China began using satellite transmissions in its system of television universities. According to CERNET, by 1997, over 10,000 satellite stations had been established in the Chinese education system.

                          MARKETING AND SALES STRATEGY

           The Tengtu Group refers to its marketing strategy as the "Tengtu Pattern." Under the Tengtu Pattern, the Company's and the Tengtu Group's goal is to turn customers into cooperative and joint venture partners. To this end, through Operation Morning Sun, Tengtu China was able to establish a close working relationship with the Chinese central Ministry of Education and NCAVE as partners in the sale and distribution of Tengtu products and services by performing necessary services and receiving approximately 35% of the income generated. Operation Morning Sun has also allowed the Tengtu Group companies to work closely with centers for audio/visual education at the Provincial, city and county levels providing a sales channel that covers almost all of China.

           Once a Tengtu Group company has entered into a cooperation or joint venture agreement with a central or local government entity for the provision of products or services, it becomes very difficult for other companies to compete with the Tengtu Group in the area covered by the agreement because the agreements tend to be exclusive.

           With respect to the Total Solution software, the Company's and the Tengtu Group's marketing goals are to supply a product which meets the standards set for information technology education by the Ministry of Education and to stimulate demand for additional teaching and learning resources provided on CDs and through the CBERC and LBERC portals which are supported by the Total Solution.

           In order to coordinate marketing activities, Tengtu China has set up a Marketing Division, with a sales force of approximately 210 people, including technical support personnel. Most of the sales force is comprised of full-time employees who are paid a salary plus a commission based on sales. The Tengtu Group currently has 21 branch offices throughout China with at least 3 marketing employees per branch.

           The Tengtu Group cooperates closely with the local audio/video education centers in sales of Tengtu products and services. Generally, marketing activities with respect to the Total Solution are as follows.

           The local audio/video education centers send flyers to the schools advertising Tengtu seminars where Tengtu Group representatives discuss Tengtu products as well as information technology and information technology based education in general. Tengtu Group salesmen attend these seminars, at which there are up to 100 attendees, in order to meet potential purchasers of Tengtu products. The salesmen follow-up with the schools that attend the pre-sale seminars and actually visit the schools in order to get orders. Once software and/or equipment is installed, post-sale training is offered.

           Marketing activities for CBERC and LBERC are as follows. When a province is signed up by the Tengtu Group for an LBERC, the local Ministry of Education calls a meeting to advise the schools that they need to subscribe because it is a Provincial initiative. The Province also will issue an order to the schools that they must use us to connect to CBERC and LBERC. However, despite this, there is nothing that can be done to actually force a school to subscribe. The Tengtu Group also plans to promote CBERC and LBERC at the Tengtu seminars.

           The Company and the Tengtu Group companies do not advertise in any trade publications or engage in any other advertising activities.

           In the future, the Company and the Tengtu Group plan to target parents and students as customers by having branch office personnel recruit teachers in charge of information technology to sell Tengtu products. There will be a 5% commission paid to the teacher and 20% to the school. The teachers can recommend Tengtu products to the school principal, who can then recommend them to other teachers and students. The branch office personnel may also bring products to the schools and school districts for demonstrations.

                              INTELLECTUAL PROPERTY

           The Company and the Tengtu Group rely primarily on trade secrets to protect Tengtu proprietary software products. Tengtu China executes confidentiality and non-disclosure agreements with all software development employees and limits access to and distribution of proprietary information and source code. Of the 14 current software products that Tengtu China has developed, it has applied for copyright protection in China for seven of them and plans to copyright the remaining seven.

           The departure of any of the Tengtu Group's management or significant technical personnel, the breach of their confidentiality and non-disclosure obligations, or the failure to achieve intellectual property objectives may have a material adverse effect on the Company's business, financial condition and results of operations.

           The Company believes that its success depends upon the knowledge and experience of the Tengtu Group's management and technical personnel and the ability to market existing products and to develop new products. While Tengtu China has confidentiality and non-compete agreements with its software development employees in China, the Company does not know the extent to which such provisions are enforceable in the Chinese courts. While the Company believes that steps have been taken to adequately protect its and the Tengtu Group's proprietary technology, and all appropriate and reasonable legal measures will be taken to protect it, the use of Tengtu's processes by a competitor could have a material adverse effect on the Company's business, financial condition and results of operations.

              On September 12, 2001, Tengtu China applied to the Trademark Office of State Bureau of Industry and Commerce of PRC to register the Tengtu name as a trademark. No response has yet been received and the application is still pending. There can be no assurance that the Tengtu name will be permitted as a registered trademark in China and therefore, other companies may be free to use the Tengtu name in competing or other businesses which could have a material adverse effect on the Company's business, financial condition and results of operations.

                                    LICENSES

           In order to operate in China, the companies of the Tengtu Group use or possess licenses issued by the Chinese Government. There can be no guarantee that any of these licenses will be renewed, when up for renewal, or that that they will not be revoked by the Chinese Government. The loss of any of the licenses they use or possess may have a material adverse effect on the Company's business.

           In order to transmit content via satellite for CBERC and LBERCs, a satellite license is required. NCAVE provides Tengtu China and TianDi with the use of a satellite license pursuant to their Cooperation Agreement with it. However, sufficient bandwidth for the necessary transmissions is not always available through NCAVE. Therefore, TianDi had entered into a cooperation agreement with Beijing Yu Xin Electronics Company, the holder of a satellite license which terminates in 2004, that allowed TianDi to use Beijing Yu Xin's satellite delivery platform to deliver K-12 and adult continuing education content. The term of the agreement expired on August 30, 2002 and has not been renewed because Tengtu China and TianDi believe that there are numerous other satellite providers available with which they can contract, if necessary. However, if Tengtu China and TianDi are unable to enter into an agreement for the provision of satellite transmissions when necessary, temporary disruptions in CBERC transmissions could result.

           Tengtu Electronic Publishing House has an electronic publishing license for educational materials which is renewed every two years. Its renewal is currently pending, however, Tengtu Electronic Publishing House may, in the opinion of the Tengtu Group's Chinese counsel, continue using the license during this period. The Company believes that Tengtu Electronic Publishing House is only one of eight companies in China, and the only private company, granted an electronic publishing license for educational materials. Tengtu China makes use of the electronic publishing license in order to publish educational content for CBERC and LBERCs.

           In the event that the electronic publishing license is lost, or is not renewed, the Tengtu Group would not be able to make retail sales of books, CD ROM's and tapes in the Chinese retail market unless access to another license is obtained. Sales of the Total Solution and related products to the PRC K-12 schools would be unaffected. While the Company and the Tengtu Group plan to expand into the retail market in the future, current activities in the retail market are minimal.

           The loss or failure to obtain a renewal of the electronic publishing license would also prevent the Tengtu Group from providing educational information and e-business content through CBERC and LBERCs, and therefore, from deriving any revenues from CBERC and LBERC user fees for electronically published content. The Company expects that these user fees will be a major source of our revenues in the future. However, because the Chinese Ministry of Education, the Tengtu Group's partner in the establishment of the CBERC, also has an electronic publishing license, it is likely that it would be permitted to use that license in the event Tengtu Electronic Publishing House's license is not renewed.

           In September, 2000, the State Council of China and the Chinese Ministry of Information Industry issued regulations requiring that all commercial internet content providers obtain an Internet Content Provider License. Such a license will be necessary for the Tengtu Group once any of the CBERC or LBERC web portals are completed because information will be disseminated over the internet through the portals.

           TianDi is currently in the process of obtaining an Internet Content Provider License. While the Company believes that TianDi will be able to obtain the necessary license, if it is unable to do so, or if there is a significant delay in obtaining the necessary license, the Tengtu Group would be unable to proceed with the CBERC and LBERC projects. This would materially and adversely affect the Company's operations, business and revenues because the Company expects that a major portion of the Company's future revenues will be derived from these projects.

                                   COMPETITION

           The Company and the Tengtu Group face competition in each business in which they are engaged. With respect to the educational software and distance learning market in general, the Company has been advised that IBM has recently stated that it wants to capture 25% of the education market worldwide. In fact, IBM has already entered the Chinese market and is offering software similar to the Video On Demand component of the Total Solution and is involved in developing resource centers and satellite projects.

           With respect to the sale of educational software, the main competition comes from Beijing Kelihua (Clever) Co., a Chinese public company, which currently has a large percentage of the educational software market. The Company believes Kelihua is currently China's largest K-12 educational software company, and, like the Tengtu Group, it cooperates closely with the Chinese Government and has also been in the educational software business longer than the Tengtu Group.

           Another major competitor is Hangzhou Zheda Huatai Science & Technology Co. which has also been in business longer than the Tengtu Group and sells products similar to the Total Solution. The Company believes that there are also five or six other companies which offer software which has some, but not all, of the functions of the Total Solution.

           With respect to the CBERC project, the Tengtu Group does not face any significant competition at the current time because NCAVE has chosen the Tengtu Group as its partner for the project. While other companies may create a similar portal, it is unlikely that NCAVE will promote its use because the Tengtu Group's May 22, 2002 agreement with NCAVE states that NCAVE shall not cooperate with a third party in the same or similar business as the joint venture company. With respect to LBERCs, the main competition is from Kelihua, Legend Computer Co., a large public company in China, and Bai Nian Shu Ren, another privately held Chinese company. There are also several other smaller competitors for the LBERC projects.

           The CBERC and LBERC projects also face competition from educational resource providers which provide information in other formats. First, there are several companies, including Kelihua, which set up local web schools via the Internet. Because broadband connections are generally not available in China, the types of multimedia content available is limited.

           Second, several companies provide educational content to schools by means of a teletype machine. While this is a cheap alternative for many schools, the educational resources in a text format are not compatible with a computer network.

           Third, several companies provide educational content via a satellite network only, which allows for transmission of multimedia materials. The price for these materials tends to be high, but these companies do not have as much quality content as is currently available through CBERC.

           With respect to systems integration services, there are numerous companies engaged in this business, some of which are larger than the Tengtu Group, and many of which are smaller. The smaller companies have an advantage in that they can get information more rapidly in their local markets and tend to have personal relationships with their local customers.

                            RESEARCH AND DEVELOPMENT

           For the fiscal years ended June 30, 2001, 2000 and 1999, Tengtu China funded all of the Company's and Tengtu United's research and development activities. In the year ended June 30, 2002, the Company incurred research and development expenses of approximately $971,111 relating to payments to a software development company for work on the CBERC portal development and a payment to another company for educational content.

                 THE COMPANY'S SUBSIDIARIES AND OTHER BUSINESSES

                                   TIC BEIJING

           TIC Beijing is a wholly-owned subsidiary of the Company which commenced operations in July, 1997. Until 1999, TIC Beijing was engaged in the business of television post-production and the production of two and three dimensional cartoons. In 1999, TIC Beijing lost a contract with a Beijing television movie channel that had accounted for approximately 60% of its revenues. At that time the movie channel purchased its own post-production equipment and no longer required TIC Beijing's services.

           By 1999, relatively inexpensive hardware and software for post-production became available making it relatively easy for individuals to accomplish the same post-production work that TIC Beijing could do, at a lower cost. Therefore, TIC Beijing was unable to replace the business it had lost.

           At the end of 1999, TIC Beijing closed its cartoon production department because several cartoon deals had fallen through.

           In August 2000, TIC Beijing rented out its equipment to an unaffiliated company for thirteen months at a rental amount which covered its expenses and payroll. When that agreement ended, TIC Beijing rented its equipment to another unaffiliated company for a one-year period in an amount sufficient to cover its costs.

           TIC Beijing currently has four employees. One employee manages the relationship with the lessees of the equipment, one maintains the equipment and the two other employees are accounting personnel required under Chinese law. There are no current plans for TIC Beijing to engage in any business other than leasing its equipment as long as the income is sufficient to at least cover its expenses and payroll.

                         EDSOFT PLATFORMS (CANADA) LTD.
                        AND EDSOFT PLATFORMS (H.K.) LTD.

           In July, 1999, the Company formed a joint venture company, Edsoft Canada, in which the Company has a 60.2% interest, to market and sell educational software tailored to the educational market in Hong Kong through Edsoft H.K., a Hong Kong company wholly owned by Edsoft Canada. The shareholders, other than the Company, in Edsoft Canada, are Goodwill Technologies, Ltd. (17.7%) and Wing Fat Hong, Ltd. (22.1%), both British Virgin Islands companies.

           In 2002, Edsoft ceased operations and began to wind down its business which was not profitable and which required extensive additional investment. Edsoft currently does not have any employees and the Company plans to take steps to dissolve both Edsoft entities.

                           ICONIX INTERNATIONAL, INC.

           On October 6, 2000, the assets of Iconix International, Inc. ("Iconix"), which was 32% owned by the Company, were sold for CDN $5,000,000. Iconix developed and marketed network management software for the K-12 market. The Company was to receive a cash distribution of approximately $580,000 from the proceeds of the sale of the assets. To date, the Company has received $219,488 of these proceeds. Collection of the balance is doubtful due to financial difficulties experienced by the purchaser of the assets.

                              EBIZTENGTU.COM, INC.

           On March 6, 2000, the Company formed ebiztengtu.com, Inc. in Delaware as a wholly owned subsidiary to focus on Internet related businesses. To date, it has been inactive.

                  FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

           The Company operates principally in two geographic areas: China and Canada. The following is a summary of the information by area for the fiscal years ended June 30, 2002 and June 30, 2001 (rounded to the nearest $000). For the fiscal year ended June 30, 2000, the Company had minimal sales and incurred principally administrative expenses.


Net Sales to Unaffiliated Customers:           June 30, 2002      June 30, 2001

           China                               $ 14,255,000        $  5,347,000
           Canada                                         0                   0
           Hong Kong                                      0             219,000
                                               --------------------------------
                                               $ 14,255,000        $  5,566,000
                                               ================================
Income From Operations

           China                               $  3,842,000        $  1,356,000
           Canada                                         0                   0
           Hong Kong                                      0            (108,000)
Other income                                      2,046,000             865,000
General corporate expenses                       (4,310,000)         (2,406,000)
                                               --------------------------------
Net income (loss)                              $  1,578,000        $   (293,000)
                                               ================================

Identifiable Assets

      China                                    $ 26,495,000        $  7,508,000
      Hong Kong                                           0              27,000
General corporate assets                          1,239,000           1,298,000
                                               --------------------------------

Total Assets                                   $ 27,734,000        $  8,833,000
                                               ================================



           There were no inter-area sales in the fiscal year ended June 30, 2002. Identifiable assets are those that are identifiable with operations in each geographic area. General corporate assets consist primarily of cash, cash equivalents, fixed assets and prepayments. Sales are attributed to areas based on location of customers.

ITEM 2.    DESCRIPTION OF PROPERTY

           The Company does not own any significant physical properties. The Company has a lease for its office space with annual rental payments of CDN $30,000 per year or approximately $19,175. The Company also paid $304,127 in rent for office space in China to support its operations in China.

ITEM 3.    LEGAL PROCEEDINGS

           On September 12, 2001, Swartz Private Equity, L.L.C. ("Swartz"), served the Company with a complaint which was filed in state court in Fulton County, Georgia. This complaint was filed in response to the Company advising Swartz by letter dated August 28, 2001, that the Company viewed the Investment Agreement between it and Swartz, along with the accompanying commitment warrants to be void and unenforceable.

           The complaint alleges that the Company breached the Investment Agreement and commitment warrants by failing to deliver 250,000 shares upon Swartz's partial exercise of the commitment warrants. Swartz seeks the following damages: (1) a $200,000 termination fee under the Investment Agreement; (2) a cash amount equal to the value of our common stock on the date of partial exercise of the commitment warrant; (3) damages for late delivery of shares under the commitment warrant; (4)monetary damages for lost market opportunity equal to the highest value of our common stock during the term of the breach;
(5) a replacement warrant for 850,000 shares of our common stock; (6) attorney's fees; (7) additional warrants under a Warrant Anti-Dilution Agreement; and (8) such other and further relief as the court deems just and proper.

           The Company believes it has meritorious defenses to the action and made a motion to dismiss Swartz's complaint in October 2001. That motion was denied on September 30, 2002 and the action is proceeding.

           In January, 2002, the Company was served with a summons and verified complaint which was filed in the United States District Court for the Southern District of New York. The plaintiff in the action is Hecht & Associates, P.C., the Company's former counsel, and the Company is the defendant. The verified complaint alleges that Hecht & Associates, P.C. was not paid for certain legal services provided to the Company and seeks a judgment in the amount of $133,334.12, plus interest at the rate of 1.25%, the costs of the action and such other relief as the court deems proper. The Company believes that it has meritorious defenses to the claims in the verified complaint and have moved to dismiss the complaint in its entirety. That motion is currently pending before the court.

         In January, 2002, the Company was served with a verified complaint which was filed in the Supreme Court of the State of New York, County of New York. The plaintiff in the action is Charles J. Hecht, a principal of Hecht & Associates, P.C. and one of the Company's shareholders, and the Company is the defendant. The verified complaint alleges that Mr. Hecht submitted a check in the amount of the exercise price of certain stock options granted to Hecht & Associates, P.C. but that the stock was not delivered.

           Plaintiff seeks a mandatory injunction requiring delivery to plaintiff of 114,166 shares of our common stock. Plaintiff further seeks (1) damages in the sum of $51,941.34, (2) additional damages for diminution in the value of the common stock from the time it should have been delivered and (3) punitive damages. The Company believes it has meritorious defenses to the claims in the verified complaint and has moved to dismiss the complaint in its entirety. That motion is currently pending before the court.

           On August 30, 2002, the Company was served with a summons and complaint filed in the Superior Court for the State of California for the County of Alameda. The plaintiff in the action is VIP Tone, Inc. ("VIP"), a company with which the Company had an agreement to provide services relating to the development of the China Broadband educational Resources Centre. The defendant is the Company.

           The complaint alleges that VIP and the Company entered into their agreement on November 16, 2001 and that the Company attempted to terminate the agreement on January 23, 2002. The complaint further alleges that the termination was ineffective and therefore, continuing payments are due to it.

           VIP has alleged causes of action for breach of contract, fraudulent misrepresentation, fraud/promise without intent to perform, breach of implied covenant of good faith and fair dealing, promissory estoppel and quantum meruit. VIP seeks damages, in an amount to be proved at trial, which it alleges exceed $1,784,700, plus punitive damages and attorney's fees.

           The Company believes that it has meritorious defenses to the claims in the complaint and plans to vigorously defend the action.

           On or about September 25, 2002 an arbitration was commenced against the Company at the American Arbitration Association by Pak Kwan Cheung ("Cheung") and Comadex Industries, Ltd. ("Comadex") pursuant to a Consultant Agreement by an among Chaung, Comadex and the Company dated as of October 15, 1999. The Statement of Claim filed in the arbitration alleges that Chaung and Comadex performed their obligations under the Consultant Agreement, that Cheung was terminated without cause and that Chaung and Comadex are entitled to the benefits and entitlements under the Consultant Agreement.

           The Statement of Claim seeks the following relief: (1) a declaration that Comadex is the beneficial owner of 3,000,000 shares it already holds which were issued to it in March, 2000; (2) an order for the payment of base compensation of $620,000; (3) an order directing that the Company issue Comadex an option to purchase 1,000,000 shares of common stock at $.60 per share; (4) an order directing the payment of incentive compensation equal to 1% of all capital raised in excess of $3,000,000 by Cheung which is claimed by Cheung and Comadex to be $155,646.58; (5) an order for the payment of incentive compensation equal to 1% of the Company's pre-tax net profits; (6) a declaration that Cheung and/or Comadex is entitled to issuance by the Company of 300,000 options which have already been granted to him; (7) an order for payment of Cheung's and Comadex's costs and expenses, including attorney's fees; (8) pre-judgment and post-judgment interest; and (9) any additional relief to which Cheung and Comadex may be entitled pursuant to the Consultant Agreement or at law.

           Except as set forth above, neither the Company, nor its subsidiaries are currently a party to any material pending legal proceeding, nor does the Company know of any proceeding that any governmental authority may be contemplating against it.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------   ---------------------------------------------------------------------

           The principal market where the Company's common stock is traded is the NASDAQ over-the-counter Bulletin Board. The high and low bid prices of the Company's common stock for each quarter within the period July 1, 1999 through June 30, 2002 were:

                                       HIGH/ASK              LOW/BID

3rd Quarter 1999 -                      0.2500                0.1250
4th Quarter 1999 -                      4.1875                0.2500
1st Quarter 2000 -                      4.8750                1.8750
2nd Quarter 2000                        2.6875                0.8750
3rd Quarter 2000 -                      1.7969                0.5625
4th Quarter 2000 -                      0.9688                0.2188
1st Quarter 2001 -                      0.5312                0.2188
2nd Quarter 2001 -                      1.3600                0.2500
3rd Quarter 2001 -                      1.8800                0.7700
4th Quarter 2001 -                      1.5500                0.7900
1st Quarter 2002 -                      1.2400                0.5300
2nd Quarter 2002 -                      0.7400                0.4100

           The high and low bid prices for the Company's common stock on September 30, 2002 were: $.39 and $.37.

           The above over-the-counter market high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. These high and low bid quotation were obtained from Yahoo! Finance.

           Because the trading price of the Company's common stock is less than $5.00 per share, trading in the Company's common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934, as amended. Under this rule, broker-dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchase and receive the purchaser's written consent prior to the transaction. The Company's common stock is also subject to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, which requires additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally, any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the associated risks. Such requirements could severely limit the market liquidity of the common stock and the ability of purchasers in this offering to sell their securities in the market.

           The Company has one class of common equity held by approximately 2,700 holders of record. No dividends have been declared during the last two fiscal years.

           There are no restrictions which affect or are likely to affect the Company's ability to pay dividends in the future. However, the Company does not expect to pay dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

           The following table contains information regarding securities authorized and available for issuance under the Company's equity compensation plans for employees, Officers, Directors and consultants. Each of the options listed were issued under the Company's 1997 or 1999 Stock Option Incentive Plans, or pursuant to an individual agreement. The Company's 1997 and 1999 Stock Option Plans have expired and therefore, no further option issuances will be made from those plans. The Company has no current stock option incentive plan.


                      EQUITY COMPENSATION PLAN INFORMATION

          Plan category     Number of securities to be      Weighted average exercise     Number of securities
                              issued upon exercise of         price of outstanding       remaining available for
                               outstanding options,           options, warrants and          future issuance
                                warrants and rights                  rights
----------------------------------------------------------------------------------------------------------------
                                             (a)                      (b)                        (c)

Equity compensation plans
  approved by security                    1,760,000                   $.218                       0
  holders (1)

Equity compensation plans
      not approved by                     2,187,382                   $.551                       0
      security holders (2)

Total                                     3,947,382                   $.403                       0


(1) Represents options to purchase the Company's common stock issued under our 1997 and 1999 Stock Option Incentive Plans.

(2)    Represents Warrants granted to former investor relations firms.

                     RECENT SALES OF UNREGISTERED SECURITIES

           The Company sold the following unregistered securities during the fiscal quarter ended June 30, 2002, and the subsequent period through the date of filing of this report, in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act and Regulation S promulgated thereunder.

           Pursuant to a May 15, 2002 agreement, the Company issued 203,011 shares of common stock to Ng Sau Hang in connection with the winding down of the business of the Company's majority owned subsidiary, Edsoft Platforms. Ms. Hang was granted registration rights with respect to the common stock. The issuance of the common stock was accomplished in reliance upon Regulation S under the Securities Act. The facts relied upon for the exemption are that Ms. Hang is a non-U.S. person as defined under Regulation S.

           Pursuant to a May 15, 2002 stock purchase agreement, the Company sold 200,000 shares of common stock to Ng Sau Hang for $100,000. The sale included 100,000 attached warrants to purchase common stock for $.75 per share. Ms. Hang was granted registration rights with respect to the common stock and the common stock into which the warrants are exercisable. The issuance of the common stock was accomplished in reliance upon Regulation S under the Securities Act. The facts relied upon for the exemption are that Ms. Hang is a non-U.S. person as defined under Regulation S.

           Pursuant to a settlement agreement with Gregory Mavroudis and 1334945 Ontario Limited, entered into on May 22, 2002, the Company issued 250,000 shares of common stock to 1334945 Ontario Limited. 1334945 Ontario Limited was granted registration rights with respect to the common stock. The issuance of the common stock was accomplished in reliance upon Regulation S under the Securities Act. The facts relied upon for the exemption are that 1334945 Ontario Limited is a non-U.S. person as defined under Regulation S. Mr. Mavroudis had been a consultant to the Company pursuant to an agreement with his company, 1334945 Ontario Limited.

           In connection with a bridge loan to the Company by Quest Ventures, Ltd. that closed on June 6, 2002, the Company issued 375,000 shares of common stock to Quest. Quest was granted registration rights with respect to the common stock. The issuance of the common stock was accomplished in reliance upon Regulation S under the Securities Act. The facts relied upon for the exemption are that Quest is a non-U.S. person as defined under Regulation S.

           On June 20, 2002, the Company sold 5,982,664 Special Warrants to non-U.S. investors in a private placement for $2,991,332. The special warrants entitle the holders to acquire, for no additional consideration, up to 6,580,930 shares of our common stock and warrants to acquire an additional 2,991,332 shares of the Company's common stock.

           The Special Warrants were issued on June 20, 2002 in a private placement transaction pursuant to an agency agreement between the Company and Dundee Securities Corporation. In the private placement transaction, the Company issued an aggregate of 2,991,332 Units consisting of two Special Warrants at a price of $1.00 per Unit for gross proceeds of $2,991,332. Each outstanding special warrant entitles the holder to receive, without the payment of additional consideration, one share of the Company's common stock and one-half of one share warrant ("Purchase Warrants"). Each whole share warrant entitles the holder thereof to purchase one additional share of common stock at a price of $.75.

           Each Special Warrant may be converted into one share of common stock and one-half of one share warrant at any time prior to 5:00 p.m. (Toronto time) on the date that is the earlier to occur of: (a) the fifth business day after the later of: (i) the date a receipt has been issued for the final prospectus qualifying the distribution of the common stock and share warrants by the Ontario Securities Commission; and (ii) the date the SEC declares effective a registration statement on form S-1 for the common stock; and (b) June 20, 2003. In the event that the Special Warrants are not converted prior to the above dates, they will be deemed converted without any further action taken by the holders.

           The issuance of the Special Warrants was conducted pursuant to Regulation S under the Securities Act. Each of the Special Warrant purchasers is a non-U.S. person as defined under Regulation S.

           In the event that a registration statement filed with the SEC is not declared effective, and the Company has not received a final receipt from the Ontario Securities Commission by November 18, 2002 (the "First Qualification Deadline"), the conversion rate for each Special Warrant shall increase such that each Special Warrant will convert into 1.1 shares of common stock and .55 share warrants in lieu of one share of common stock and one-half of a share warrants. In the event that a registration statement is not filed with the SEC and declared effective, within 90 days of the First Qualification Deadline, covering the resale of the Purchase Warrants and shares into which they are exercisable, each Purchase Warrant shall be exercisable into 1.1 shares of common stock.

           In the Special Warrant transaction, the Company paid the agent a cash commission of $199,200 and reimbursed the agent's expenses. 541,332 of the Special Warrants were sold to Orion Capital Incorporated ("Orion"), a company wholly owned by the Chairman of the Company's Board of Directors, William O.S. Ballard.

           Pursuant to a July 30, 2002 amended stock purchase agreement, the Company sold 1,000,000 shares of common stock and 500,000 warrants to FanQi Zhang. Mr. Zhang was granted registration rights with respect to the common stock and the common stock into which the warrants are exercisable. The warrants are exercisable until a date that is one year after a registration statement is declared effective including the shares of common stock into which the warrants are exercisable. The issuance of the common stock was accomplished in reliance upon Regulation S under the Securities Act. The facts relied upon for the exemption are that Mr. Zhang is a non-U.S. person as defined under Regulation S.

           Mr. Zhang is a member of the Company's Board of Directors and is the Chief Executive Officer and principal owner of our joint venture partner, Tengtu China.

           Under a contract between the Company and Orion, a significant shareholder of the Company, William Ballard provides consulting services to the Company. As compensation for these services, the Company issues Orion 20,834 shares of Common Stock each month. During the quarter ended June 30, 2002, 62,502 shares of Common Stock were earned by Orion under the agreement. The shares issued to Orion are not registered and are issued in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended . The bases for the exemption are that Orion is an accredited and sophisticated investor, and Mr. Ballard, an Orion principal, is also Chairman of the Company's Board of Directors and therefore familiar with all of the Company's operations and functions.

ITEM 6.    SELECTED FINANCIAL DATA

           The following is selected summary financial information for the past five years of the Company's operations presented on a consolidated basis.

                                                            For the fiscal year ended June 30,
                                                            ----------------------------------
                                         2002           2001           2000           1999          1998
                                         ----           ----           ----           ----          ----
Total Assets                          $27,734,300   $ 8,833,335    $ 2,407,842    $ 1,911,912    $ 2,871,926
Total Sales                            14,255,417     5,566,039        358,026        624,121      3,223,170
Income (Loss) from Continuing           1,578,108      (293,169)    (4,701,285)    (1,886,399)    (4,402,014)
Operations
Income (Loss) from Continuing               0.032         (.012)         (.225)         (.100)         (.234)
Operations per Common Share
Dividends Declared per Common Share             0             0              0              0              0



ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION

OVERVIEW

           The Company's business focuses on K-12 e-education in China which has approximately 800,000 schools and 250 million students. Through the Company's joint venture and joint venture partner, and, along with other companies, the Company works in cooperation with the Chinese central and Provincial Ministries of Education to implement an information technology solution for the Chinese schools to fulfill China's goal of making IT-based education and distance learning available to 90% of K-12 schools by 2010. Specifically, the Company is engaged in the following businesses:

           o sales of educational software to Chinese K-12 schools;

           o development of CBERC along with NCAVE. CBERC is an electronic resource center and portal containing educational materials that are transmitted to schools which download them daily via satellite and which will be accessible by Internet;

           o development of LBERC, along with several Chinese Provinces. The LBERCs will connect with CBERC and, in addition, will contain their own educational and other materials as mandated by the Provincial Ministries of Education. Like CBERC, content will be transmitted to schools daily via satellite and will also be available via Internet;

           o sales of computer hardware and systems integration services to Chinese schools; and

           o teacher training in the use of information technology in education.

           All of Tengtu United's business with any Chinese government entity is conducted through the Company's joint venture partner, Tengtu China. The Total Solution platform makes available via Intranet or Internet a comprehensive set of tools for computerized class instruction, on-line learning, school office administration, and management of educational and multimedia resources. The Total Solution platform is designed, in co-operation with NCAVE, to accommodate broadband Internet connections via satellite and cable and is an ideal tool to support distance learning.

           The Total Solution platforms are being installed under Operation Morning Sun, a project awarded to Tengtu China by the Chinese Ministry of Education and through contracts with provincial education ministries.

           In April, 2001 Tengtu China entered into a cooperation agreement with the Ministry of Education under which Tengtu United agreed to be the Ministry's operating and development partner for its (1) distance learning network in China and (2) CBERC. A similar initiative has been undertaken with provinces such as Shandong, Sichuan, Shaanxi and Fujian for the development of LBERCs.

           In the fiscal year ended June 30, 2001 Tengtu China launched Operation Morning Sun in over 20 provinces, installing 3,017 Total Solution platforms in Phase I of the project. Phase II of Operation Morning Sun was launched in July 2001, 7292 Total Solution platforms were installed in the fiscal year ended June 30, 2002. In addition, 3,245 sets of satellite equipment and 1,748 packages of educational CD-ROM's were sold to schools.

           Tengtu China operates the Chinese joint venture: paying operating expenses, collecting receivables and remitting net operating profits to Tengtu United. The amount of working capital required to carry out Operation Morning Sun has been higher than anticipated due to slow collections of accounts receivable by Tengtu China. This in turn has caused delays in Tengtu China's payment of net operating profits to Tengtu United.

           The Company believes that payment processes slower than those experienced in North America are not unusual in China, especially when dealing with a number of levels of government; however, the Company and Tengtu China are taking steps in conjunction with the Ministry of Education to reduce the payment cycle. The Company and its joint venture partner are also investigating other Chinese government programs operated in conjunction with Chinese banks that would allow for faster collection of accounts receivable.

           As Operation Morning Sun is expanded, Provincial Ministry of Education contracts are signed and the CBERC project is launched, the Company anticipates that Tengtu United will benefit from a number of revenue sources, including:

           o E-education application software and equipment. Many of the K-12 schools in China will require e-education application software such as the Total Solution platform.

           o CBERC and LBERC connectivity fees for K-12 schools with e-education curriculum content and other learning resources.

           o User fees for students studying outside of the K-12 school system.

           The Company's future success is dependent on its ability to raise additional capital to fund its new projects such as CBERC and LBERCs. Currently, the Company has the following capital commitments:

           o The total capital requirement for the CBERC joint venture is RMB 71 million, or approximately $8,576,800, of which RMB 21 million, or approximately $2,536,800, has been funded. An additional RMB 30 million, or approximately $3,624,000, is required within 12 months after the establishment of the CBERC joint venture Company, which the Company believes will occur in October, 2002, and RMB 20 million, or approximately $2,416,000, within 18 months after the establishment of the CBERC joint venture company. The total outstanding capital commitment to the CBERC joint venture is therefore currently RMB 50 million, or approximately $6,040,000.

           o The total capital requirement for the ShanDong LBERC joint venture is RMB 56 million, or approximately $6,764,800, of which RMB 10 million, or approximately $1,208,000, has been made through Tengtu China. An RMB 20 million, or approximately $2,416,000, capital investment which was due by December 31, 2001 has not yet been made. Despite this, Tengtu China and the joint venture partner of ShanDong LBERC have proceeded with the agreement and construction of a central portal for the ShanDong Province. The total outstanding capital commitment to the ShanDong LBERC joint venture is currently RMB 46 million, or approximately $5,556,800.

           o The capital commitment to Sichuan LBERC joint venture is RMB 6 million, or approximately $724,800. The Sichuan LBERC has not yet been established under Chinese law and the timing of the required capital contribution has not yet been determined.

           o The capital commitment to Fujian LBERC joint venture is RMB 8 million, or approximately $966,400. The Fujian LBERC has not yet been established under Chinese law and the timing of the required capital contribution has not yet been determined.

           The Company currently does not have adequate funds available to fulfill all capital commitments. The Company's ability to fulfill these capital commitments is dependent upon (i) whether Tengtu China can collect sufficient funds from accounts receivable in China and/or (ii) whether the Company will be able to raise additional financing. There can be no assurance that such financing will be available, or that it will be available on acceptable terms, if available at all. The Company is currently pursuing a number of financing initiatives. However, if the Company is unsuccessful, the Company may have to alter its business plan accordingly.

LIQUIDITY AND CAPITAL RESOURCES FOR THE FISCAL YEARS ENDED JUNE 30, 2002, 2001 AND 2000

Fiscal Year Ended June 30, 2002
-------------------------------

CHANGES IN CASH FLOW

           For the fiscal year ended June 30, 2002, net cash used by operating activities totaled $3,435,798. The net income for the year, $1,578,108, includes non-cash gains on loan forgiveness of $236,559, plus non-cash charges for depreciation and amortization of $357,512, non-cash compensation expenses associated with the issuance of common shares for services and fees of $518,615, non-cash interest expense of $86,555 related to convertible debentures, and impaired assets write-off of $246,732, resulting in a net cash increase of $2,550,963.

           This increase in cash was offset by the increase of $6,155,603 in due from Tengtu China for the installation of Total Solution Platforms and the sales of other Tengtu products. The increase in prepaid expense related to advances to a third party for software products, which negatively impacted operating cash flow by $516,876. The decreases in accounts receivable, inventories, notes receivables, and other receivables resulted in a favorable change of $152,846 to operating cash flow.

           In order to conserve working capital, the Company continued to defer part of its consulting fees and management compensation which contributed to the increase of due to related party consultants by $387,496. The increase of $133,209 in accounts payable and $28,822 in accrued expenses are related to normal operating activities.

           The net change from investing activities was a decrease of $13,094,349 in cash. The Company advanced $9,059,902 (RMB 74,999,185) to Tengtu China, of which $1,208,000 (RMB 10,000,000) was invested in the ShanDong LBERC and $724,800 (RMB 6,000,000) was invested in the Shaanxi LBERC as a long term investment, $2,536,800 (RMB 21,000,000) was invested to CBERC as a long term investment, and the balance was used to provide the working capital for Operation Morning Sun and other provincial LBERC projects. The Company also deposited $4,000,000 with Min Sheng Bank (of China) as collateral for a long-term loan with that bank (see Financial Statement Note 6).

           The net cash flow generated from financing activities totaled $16,425,160. On June 6, 2002, the Company closed a $4,000,000 loan agreement with Quest Ventures, Ltd. ("Quest"). Pursuant to the terms of the loan agreement, the Company issued a $4,000,000 promissory note to Quest due November 30, 2002 with an interest rate of 12%. The note is secured by a general security agreement, pursuant to which the Company gave Quest a security interest in all of its assets. The note is also secured by 10,015,812 shares of the Company's common stock pledged by Orion, a guarantee from Orion limited to the pledged stock and a personal guarantee from William O.S. Ballard as to $2,500,000. The Quest loan was, in part, a bridge loan until the closing of a private placement on June 20, 2002. Pursuant to the terms of the loan agreement and note, the $2,500,000 personally guaranteed by Mr. Ballard was repaid to Quest by July 5, 2002 extinguishing the personal guarantee. $2,250,800 of the $2,500,000 repaid to Quest was raised in the Company's private placement of Special Warrants which closed on June 20, 2002.

           The principal balance of $1,749,200 remained outstanding on the Quest loan as of June 30, 2002. On July 3, 2002, an additional $249,200 was repaid to Quest leaving a principal balance of $1,500,000. The Quest loan proceeds were used to fund CBERC start-up and portal building and development costs.

           With respect to the $1,500,000 outstanding loan balance due to Quest on November 30, 2002, Tengtu China has committed to pay it when due from monies collected in China. If Tengtu China cannot collect sufficient receivables or otherwise fulfill its commitment, the Company may default under the Quest loan agreement and will Quest may have the rights granted to it pursuant to a General Security Agreement under which it has been granted security interests in all of the Company's assets.

           The Company borrowed, on a short term basis, $675,560 from Orion for general corporate administrative use. $541,332 of the $675,560 was converted to Special Warrants on June 20, 2002. The Company expects to issue a convertible note to Orion for the balance of the loan, $134,228.

           The Company borrowed approximately $3,745,000 in Chinese renminbi from Min Sheng Bank (of China) on June 26, 2002. This line of credit bears interest at 5.58% and is payable in full on June 26, 2007. This line of credit is fully secured by $4,000,000 in restricted U.S. dollar denominated deposits at the Min Sheng Bank (of China). The funds were used to fund CBERC start-up and portal building and development costs.

           In the fiscal year ended June 30, 2002, the total cash received from shares and options issued and exercised was $10,891,082.

           Between August 1, 2001 and June 30, 2002, the Company sold a total of 7,872,113 shares of its common stock and 1,066,667 attached warrants for $7,832,600 through series of private placements. As part of the private placements, the Company sold 1,300,000 shares of common stock and 216,667 attached warrants with the exercise price of $1.20 per share for $1,300,000 on October 31, 2001 and 700,000 shares of common stock and 116,667 attached warrants with the exercise price of $1.20 per share for $700,000 on November 15, 2002 to Orion. Orion is a Canadian corporation that is wholly owned by the Chairman of our Board of Directors, William O.S. Ballard. Orion also provides consulting services to us.


           The total cash received from warrants and options issued and exercised was $3,058,482.

           On June 20, 2002, the Company sold 5,982,664 Special Warrants in a private placement for gross proceeds of $2,991,332. In the Special Warrant transaction, the Company paid the agent a cash commission of $199,200 and reimbursed the agent's expenses, resulting in net proceeds of $2,792,132. 541,332 of the Special Warrants were sold to Orion, a company wholly owned by the Chairman of the Company's Board of Directors, William O.S. Ballard. The Special Warrants entitle the holders to acquire, for no additional consideration, up to 6,580,930 shares of our common stock and warrants to acquire an additional 2,991,332 shares of common stock at $.75 per share.

           50,000 previously issued stock warrants were exercised at $0.218 per common share for $10,900. 100,000 warrants were also exercised by Swartz Private Equity, LLC at $0.285 per common share for $28,500. In addition, $16,350 was received to exercise 75,000 previously issued options, but shares have not been issued as of June 30, 2002. On June 12, 2002, the Company received $250,000 from Fan Qi Zhang pursuant to a stock purchase agreement. Subsequently, the Company received another $250,000 from Mr. Zhang in July 2002. Pursuant to a July 30, 2002 amended stock purchase agreement, the Company sold 1,000,000 shares of common stock to Mr. Zhang for the $500,000 received. The sale included 500,000 attached warrants to purchase common stock at $.75 per share. Mr. Zhang is a member of the Company's Board of Directors and is the Chief Executive Officer and principal owner of the Company's joint venture partner.

           In addition to shares issued for cash, the non-cash transactions involving issuing common shares are described below:

           Pursuant to a May 15, 2002 agreement, the Company issued 213,011 shares of common stock to Ng Sau Hang in connection with the winding down of the business of the Company's subsidiary, Edsoft Platforms. Of the total shares issued, 43,011 shares were issued as full payment of the loan and the Company recorded a $236,559 gain on the forgiveness of debt, 120,000 shares were issued in payment of the accrued interest of $60,000 on the loan, and 50,000 shares were issued for the consulting services for which the cost was recorded in 2001.

           In connection with a bridge loan to the Company by Quest that closed on June 6, 2002, the Company issued 375,000 shares of common stock to Quest, which resulted in a charge of $187,500 for a financing expense that was reflected in the cash flow from operating activities.

           Pursuant to a contract between the Company and Orion, William Ballard provides consulting services to the Company. As compensation for the services, the Company agreed to issue Orion 20,834 shares of the Company's common stock each month. During the fiscal year ended June 30, 2002, 250,008 shares were issued to Orion and a charge to compensation expense of $231,257 was recorded and reflected in the cash flow from operating activities.

           Subsequent to the year-end, the Company issued 250,000 shares of common stock to 1334945 Ontario Limited on July 18, 2002 pursuant to a settlement agreement with Gregory Mavroudis and 1334945 Ontario Limited.

           The net cash flow generated from financing activities was less than the funds used to support Operation Morning Sun, the CBERC and LBERC projects, and other corporate activities by $104,988. After taking into consideration a negative foreign exchange effect of $6,574, cash decreased by $111,561 to $914,838.

           Pursuant to a $1,500,000 convertible debenture issued to Top Eagle Holdings, Ltd. ("Top Eagle") in December, 1999 and due December, 2003, the Company makes quarterly interest payments at a rate equal to the best lending rate of The Hong Kong and Shanghai Banking Corporation plus two percent (approximately 7% and 9% at June 30, 2002 and 2001, respectively). The total of those payments for the fiscal year ended June 30, 2002 was $115,969. During the fiscal quarter ended March 31, 2002, the Company defaulted on its quarterly interest payment to Top Eagle which was due on December 15, 2001. While the amount due was subsequently paid, the failure to timely pay interest is an "Event of Default" which gives Top Eagle the right, at its option, and in its sole discretion, to consider the Debenture immediately due and payable, without presentment, demand, protest or notice of any kind. Upon an Event of Default, the amounts due under the Debenture may be paid in cash, or stock, at the prevailing conversion price set forth in the Debenture.

           To date, Top Eagle has not exercised its option to declare the Debenture immediately due and payable and, in fact, has advised the Company's auditors that there is no current default with respect to the Debenture.


CONTRACTUAL OBLIGATIONS

           The following table summarizes the Company's contractual obligations at June 30, 2002.

Contractual Obligations                                       Payments Due by Period
-----------------------                                       ----------------------
                           Total        Less than 1 year    1 - 3 years       4 - 5 years      After 5 years
                           -----        ----------------    -----------       -----------      -------------
Short-term loans       $1,883,428        $1,883,428 (1)
Long-term loans        $5,244,800                            $1,500,000 (2)   $3,744,800 (3)
Total Contractual      $7,128,228        $1,883,428          $1,500,000       $3,744,800
Obligations


(1) The short-term loan consists of $1,749,200 from Quest and $134,228 from Orion. $249,200 of the loan from Quest Ventures was paid on July 3, 2002. The remainder of $1,500,000 is due November 30, 2002. The Company's expects to issue a convertible note to Orion for the balance of its loan, $134,228. (see Financial Statements Notes 5)

(2) The $1,500,000 convertible debenture issued to Top Eagle Holdings, Ltd. is due December 15, 2003.

(3) The $3,744,800 long-term loan secured by $4,000,000 deposited in the same bank, Min Sheng Bank, is due June 26, 2007. (see Financial Statements Notes 6)


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

           This increase in cash was offset by increases in operating assets associated with the completion of Phase I and start of Phase II of Operation Morning Sun. Operation Morning Sun required $5,160,337 in working capital to complete the installation of the 3,017 Total Solution platforms and prepare for the start of Phase II of the project. The accounts receivable balance related to the installation of the Phase I platforms was the most significant component of this working capital requirement at $3,895,063. In addition to the working capital required for Operation Morning Sun, the Company advanced $1,000,000 to start work on the CBERC project.

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

           In November 2000 under a loan agreement with Orion, the Company borrowed $1,000,000 from Orion, until December 31, 2001, with an interest rate of 10%. In connection with the loan, the Company granted Orion a warrant to purchase 670,000 shares of the Company's common stock with an exercise price of $.30. In March 2001, the Company borrowed an additional $1,000,000 from Orion, pursuant to a second Orion loan agreement, pursuant to which Orion loaned the Company $1,000,000 in exchange for a 15 month, 10% convertible promissory note. The note was convertible into common stock at the rate of $.30 per share.

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

           Pursuant to a contract between the Company and Orion, William Ballard provides consulting services to the Company. As compensation for the services, the Company agreed to issue Orion 20,834 shares of the Company's common stock each month. During the fiscal year ended June 30, 2001, 145,838 shares were issued to Orion and a charge to compensation expense of $84,669 was recorded.

           Pursuant to a contract with the Company's former Controller, Simon Hui, Mr. Hui was issued 491,033 shares of the Company's common stock on June 15, 2001 for which a charge to compensation expense of $61,844 was recorded.

           The net cash flows from financing activities exceeded the funds used to launch the Operation Morning Sun, start the CBERC project and support other corporate activities by $112,529. After taking into consideration a negative foreign exchange effect of $5,220, cash increased by $107,308 to $1,026,400.


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

           During the year, the Company issued common stock for services totaling $947,813 and recorded an interest expense due to a beneficial conversion feature of $1,194,334 on the $1,500,000 convertible debenture issued during the year.

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

           During the fiscal year ended June 30, 2000, Tengtu China continued to provide funding for Tengtu United's operations and the Total Solution platform was being shipped and installed in China.

FISCAL YEAR 2002, 2001 AND 2000 COMPARATIVE OPERATING RESULTS

Revenues
--------

                     2002                    2001                    2000
                    ------                  ------                  ------
                   $14,255,417           $5,566,039                $358,026

           The Company experienced rapid growth in 2002 with the sales exceeding $14 million, a 150% increase from 2001 sales. The continued success with the Operation Morning Sun project in China provided the majority of sales. In fiscal 2002, Tengtu China installed 7,292 Total Solution platforms at the average unit price of $1,549 for total revenue of $11,293,251 or 79% of sales. Tengu China also installed 3,245 sets of satellite equipment for $1,675,197 and 1,748 resource CDs for $109,892. Sales of other e-education products and services, such as system integration projects, through Tengtu China, were $1,067,753. The total Tengtu United/Tengtu China operations accounted for 99% of sales.

           Other miscellaneous revenue from TIC Beijing accounted for the remaining $109,324 in revenue. Sales of educational software and services by Edsoft was minimal as these subsidiaries were essentially inactive during the period. In January 2002 the operations of Edsoft were closed.

           The Company's sales increased in 2001, due to the start of Operation Morning Sun, under which 3,017 Total Solution platforms were sold at an average price of $1,547 for total revenue of $4,667,123 or 84% of sales. Sales of other e-education products and services through Tengtu China were $539,437 or 10% of sales. Tengtu United's operations accounted for 94% of sales.

           Sales of educational software and services by Edsoft H.K. were $218,643 or 4% of sales. Other miscellaneous revenue from TIC Beijing accounted for the remaining $140,805 in revenue.

         Revenue in 2000 was depressed due to the downsizing and product refocusing of Tengtu United's operations and the delay of Total Solution platform shipments and installations caused by the Company's inability to attract financing to the projects. In 2000 the Company derived its revenues from systems integration, educational and entertainment software, and animation businesses. Revenue in 2000 from Tengtu United was $232,668 and miscellaneous revenue from TIC Beijing was $125,358.

Gross Profit (Loss)
-----------------------

                    2002                      2001                    2000
                   ------                    ------                  ------
                  $9,213,132                $2,410,196              $(148,838)

           In the fiscal year ended June 30, 2002, the overall gross margin associated with sales under Operation Morning Sun was 65% of which $8,422,529 was for Total Solution platforms at 75% or $1,155 per platform, $495,034 was for satellite equipment at 30%, $11,234 was for educational CD-ROMs at 10%, and $460,845 was for other educational software and services at 43%. Costs of Total Solution platforms were lower in fiscal 2002 compared to fiscal 2001 primarily because the Microsoft operating system was not needed in most platforms sold. Most of the school computers where the platforms were installed were already equipped with appropriate operating software. The reduction of platform costs contributed to the improvement in gross margins.

           Gross profit in 2001 was attributable primarily to the 3,017 Total Solution platforms sold. The gross margin for these items, at 41%, was $1,897,487 or $629 per platform. Gross margins on the other e-education products and services was $512,709 or 57%.


Research and Development Expenses
---------------------------------

                   2002                      2001                  2000
                  ------                    ------                ------
                 $971,111                     $0                    $0

           In the fiscal 2002, $971,111 research and development expenses were incurred with respect to a portal software project and educational content software for China's educational market. No research and development expenses were undertaken by the Company in 2001 as the Company focused its activities on launching of Operation Morning Sun. No research and development expenses were recorded by the Company in 2000 because such activities were funded by Tengtu China, the Company's joint venture partner.

General and Administrative Expenses
-----------------------------------

                     2002                    2001                 2000
                    ------                  ------               ------
                  $2,511,430             $2,014,899            $1,537,833

           General and administrative expenses increased 25% in the fiscal year ended June 30, 2002 from 2001 due to the higher legal and financing fees associated with raising capital to support Operation Morning Sun and the CBERC and LBERC projects.

           General and administrative expenses increased in 2001 from fiscal 2000 due to increased activities in Tengtu United associated with the launch of Operation Morning Sun.


Related Party Consultants
-------------------------

                      2002                    2001               2000
                     ------                  ------             ------
                    $865,202               $ 829,772          $1,492,813

           Related party consultants' expense during the fiscal year ended June 30, 2002 was consistent with the fiscal 2001 amount. Related party consultants' expense decreased in 2001 from fiscal 2000 primarily due to the reversal of certain expenses accrued in 2000 in the amount of $300,000. Related party consultants' expenses in 2000 included a non-cash compensation expense of $750,000 and accrued consultant fees of $80,000 for an Officer.


Collection Provision
--------------------

                    2002                    2001                2000
                   ------                  ------              ------
                  $444,031                $163,684            $ (8,984)

           The collection provision for the fiscal year ended June 30, 2002 is related to possible uncollected receivables for products and services sold under Operation Morning Sun. The increase in collection provision in fiscal 2002 is due to the higher sales compared to fiscal 2001 sales.

           There was a bad debt recovery of $8,984 in fiscal 2000 from an over-provision of $143,347 in fiscal 1999.

Advertising Expense
-------------------

                    2002                      2001                 2000
                   ------                     ------               ------
                   $31,885                  $ 39,406             $ 28,991

           Advertising expenses were consistent in the last three years. Limited amounts were spent in 2002, 2001 and 2000 on advertising to promote the Total Solution platform in China.

Selling Expense
---------------

                      2002                 2001                2000
                     ------                ------             ------
                   $1,837,924             $602,132           $ 74,819

           Since the start of Operation Morning Sun, selling expenses have increased significantly due to the rapid growth in sales. Revenue in fiscal 2002 grew 150% from the 2001 level, and selling expenses increased accordingly. Selling expense is 13% of total sales in fiscal 2002 compared to 11% in fiscal 2001. This percentage increase is due to the expansion of sales teams and new markets serviced. Salespersons' compensation, travel, and new product training are the main components of the selling expenses in fiscal 2002 and 2001.


Depreciation and amortization
-----------------------------

                    2002                      2001                  2000
                   ------                    ------                ------
                   $81,741                  $55,910               $58,698

           During the downsizing and product refocusing of Tengtu United's operations in 1999 and 2000, Tengtu China took over management of Operation Morning Sun on behalf of the joint venture. Accordingly, the Company has not made any significant purchases of equipment in the past three years and depreciation and amortization expenses have remained at consistent and low levels.

Equity earnings in investee
---------------------------

                     2002                   2001                  2000
                    ------                  ------                ------
                      $0                  $ 219,488              $(80,147)

           The equity earnings in investee relate to the Company's investment in Iconix. The 2001 balance reflects a distribution received from Iconix on the sale of its assets of $219,488. The investment in Iconix was written off in the fiscal year ended June 30, 2001. (See Financial Statement Note 19)

Interest expense
----------------

                   2002                   2001                   2000
                   ------                ------                 ------
                 $254,029               $176,111              $1,311,373

           Interest expense increased in fiscal 2002 from 2001 due to interest payments made on a short-term loan from Quest. In addition, fiscal 2002 is the first full year for interest on the Top Eagle loan, as there was an interest holiday to December 2000. (See Financial Statement Notes 6.)

           Interest expense of $1,311,373 in fiscal 2000 was due to a non-cash interest expense on the convertible debenture issued during that year to Top Eagle.


Other income
------------

                      2002                 2001                2000
                     ------               ------              ------
                   $2,045,902            $947,692            $ 2,240

           Other income in fiscal 2002 included a $236,559 non-cash gain on debt forgiveness related to the Edsoft transaction and a $1,803,079 VAT tax credit in China. The increase of VAT tax credit is associated with the increase of sales from operations in China.

           Other income in 2001 relates to a reversal of accrued amounts in the past years including a lawsuit with a former landlord that has been resolved with minimum liability. In addition, a VAT tax credit in China of $314,718 was recorded as other income in 2001.

Other expense
-------------

                    2002                 2001                   2000
                   ------               ------                 ------
                  $263,352              $1,731                $ 29,839

           The majority of other expenses in fiscal 2002 relate to asset write-offs, which consist of $75,000 for a software license fee and $171,732 of idled assets in China.

Minority interest
-----------------


                   2002                    2001                       2000
                   ------                  ------                    ------
                 $2,424,092                $   0                   $ (28,200)

           In fiscal 2002, Tengtu United's net profit exceeded its accumulated losses from prior years. Hence, 43% of Tengtu United net profits was allocated to Tengtu China and $2,424,092 in minority interest was recorded.

           The minority interest in subsidiary's loss of $28,200 in fiscal 2000 was due to the start-up losses of Edsoft. No minority interest in Tengtu United's operating profit or Edsoft losses was recorded in 2001 as these two subsidiaries had deficits.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company operates through subsidiaries located in Beijing, China and grants credit to customers in this geographic region. The Company's administrative office is located in Toronto, Canada.

           The Company performs certain credit evaluation procedures and do not require collateral. The Company believes that credit risk is limited because it routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of customers, establishes an allowance for uncollectable accounts. Therefore, the Company believes its accounts receivable credit risk exposure beyond such allowances is limited.

           The Company established an allowance for doubtful accounts of $607,715 at June 30, 2002, which are reserves against related party receivables. We believe any credit risk beyond this amount would be negligible.

           At June 30, 2002, the Company had approximately $4,914,838 of cash in banks uninsured.

           The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

           For the fiscal year ended June 30, 2002, approximately 99% of sales were generated through Tengtu United. Receivables related to these sales transactions are grouped together with amounts due from a related party, Tengtu China, in the Company's financial statements. For the fiscal years ended June 30, 2002 and 2001, while the Company recorded sales pursuant to agreements with the Chinese Ministry of Education, no single school customer accounted for more than 10% of total sales.
                        MARKET RISK SENSITIVE INSTRUMENTS

FINANCIAL INSTRUMENT                             CARRYING VALUE      FAIR VALUE

Instruments entered into for trading purposes

NONE

Instruments entered into for other
   than trading purposes

Cash and Cash equivalents
             United States                           $     --         $     --
             Foreign                                    914,838          914,838
                                                     ---------------------------
             Total                                   $  914,838       $  914,838
                                                     ===========================

Accounts and Other Receivables, Net
              United States                          $     --         $     --
              Foreign                                 2,601,354        2,601,354
                                                     ---------------------------
              Total                                   2,601,354        2,601,354
                                                     ===========================

Accounts payable
            United States                            $  892,472       $  892,472
            Foreign                                   4,831,458        4,831,458
                                                     ---------------------------
            Total                                    $5,723,930       $5,723,930
                                                     ===========================



           The financial instruments are short-term and are not subject to significant market risk. Substantially all financial instruments are settled in the local currency of each subsidiary, and therefore, the Company has no substantial exposure to foreign currency exchange risk. Cash is maintained by each subsidiary in its local currency.

ITEM 8.    Financial Statements and Supplementary Data.

           The Company's financial statements described below and the reports of independent auditors thereon are set forth following the Index to Financial Statements on page F-1 of this report:

         Report of independent auditors                                      F-1

         Consolidated balance sheets at June 30, 2002 and 2001               F-2

         Consolidated statements of operations and comprehensive
         income (loss) for each of the three years in the
         period ended June 30, 2002                                          F-3

         Consolidated statements of shareholders' equity for each of
         the three years in the period ended June 30, 2002                   F-4

         Consolidated statements of cash flows for each of the three
         years in the period ended June 30, 2002                             F-5

         Notes to consolidated financial statements                   F-6 - F-23

                       SUPPLEMENTARY FINANCIAL INFORMATION

Selected Quarterly Financial Data

           The following supplementary financial information is provided for the periods since we have been required to report on Form 10-Q.



                  JUNE 30,      MARCH 31,     DEC. 31,      SEPT. 30,      JUNE 30,       MARCH 31,       DEC. 31,      SEPT. 30,
                    2002          2002          2001          2001           2001           2001            2000           2000
Revenues         $3,959,491    $2,993,603    $4,061,008    $3,241,315     $2,612,335    $1,450,879        $359,379    $1,143,446
Gross Profit     $2,605,005    $2,169,126    $2,379,319    $2,059,682     $1,437,678      $818,748         $46,291      $107,479
Gross Profit             66%           72%           59%           64%            55%           56%             13%            9%
Margin
Operating        $1,365,729      $379,632      $147,465      $576,982       $887,078    ($143,496)    ($1,496,927)    ($542,262)
Income (Loss)
Net Income         $670,679       $50,554     ($ 7,237)      $864,112     $2,110,188    ($238,776)    ($1,566,746)    ($597,835)
(Loss)
Earnings per
Share
-Basic                $0.01         $0.00       $(0.00)         $0.02         $0.08        ($0.01)         ($0.07)       ($0.03)
-Diluted              $0.01         $0.00       $(0.00)         $0.02         $0.08        ($0.01)         ($0.07)       ($0.03)


* earnings per share is based on weighted average number of common shares outstanding. However, the number of common shares outstanding changed significantly during the fourth quarter of 2001. Earnings per share for the quarter ended June 30, 2001, based on the 45,089,673 shares outstanding at June 30, 2001, is $0.05 per share.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           There has been no change in the Company's independent auditors during the previous two fiscal years. Nor have there been any disagreements with the Company's independent auditors during the previous two fiscal years.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                        DIRECTORS AND EXECUTIVE OFFICERS

           The following are the names, ages and current principal position(s) and office(s), if any, with us of each of our current Directors and Executive Officers. Each of the Directors set forth below was elected at the Company's annual shareholders meeting on November 27, 2001.

           The Company does not have a Chief Executive Officer. As of January 12, 2002, our Board of Directors replaced the CEO position with an Executive Committee of the Board of Directors. The members of the Executive Committee are to consist of not less than two members of our Board of Directors, as our Board may determine from time to time. The Executive Committee has and exercises all of the powers of the Board in the oversight and management of our business and affairs.

           The current members of our Executive Committee are William Ballard and John Watt.

                                            CURRENT PRINCIPAL POSITION(S)
NAME                       AGE              AND OFFICE(S)
---------------------------------------------------------------------------
William O.S. Ballard       55          Chairman of the Board of Directors
                                                  and Consultant

John Watt                  56          Director and President

Jing Lian                  50          Director, Vice President and
                                              President of TIC Beijing

Yung Sang Dai              37          Director

John McBride               44          Director

Fan Qi Zhang               44          Director

Bin Huang                  36          Director

           The following is a description of the qualifications and experience of each of our current Directors:

           WILLIAM O.S. BALLARD is the Chairman of the Company's Board of Directors, the Chairman of Executive Committee of the Company's Board of Directors and a consultant to the Company. Mr. Ballard's investment company, Orion, is currently the Company's largest shareholder. Mr. Ballard has a law degree from Osgoode Hall, Toronto, Canada and is a Canadian entrepreneur and lawyer. Mr. Ballard currently serves as a Director of two Canadian public companies, Devine Entertainment and Northfield Capital Corporation. Until 1998, Mr. Ballard was a partner in The Next Adventure Inc., an international entertainment company and has, for many years, been involved in the concert promotion business. Mr. Ballard is the founder and past President of the Toronto Entertainment District Association, one of Canada's largest business associations and the founder and co-chairman of Canada's prestigious Walk of Fame. He also served on the President's Council at Sir Wilfrid Laurier University and the Senate of York University. Mr. Ballard was elected to the Company's Board of Directors on November 27, 2001.

           FAN QI ZHANG is a member of the Company's Board of Directors. Mr. Zhang is Chief Executive Officer and principal owner of the Company's joint venture partner, Tengtu China. Mr. Zhang has a Master of Arts degree from Beijing University. He has extensive management and banking experience in China, having founded the only civil publishing enterprise in China (Tengtu Electronic Publishing Co.) and Beijing Jiade Pharmaceutical Co. Ltd. (a pharmaceutical manufacturer). He is the Vice President of the Medical Funds Association of China and an Executive of the Association of Entrepreneurs of China. Mr. Zhang has served as a Director since August, 1999.

           JOHN WATT is a member of the Company's Board of Directors, a member of the Executive Committee of the Board of Directors and the Company's President. Mr. Watt has served as a Director since June, 1996 and was appointed Executive Vice President on September 17, 2000, prior to being appointed President on July 1, 2001. Mr. Watt has been President of John D. Watt & Associates, Ottawa, Canada, a consulting firm specializing in media and entertainment industries, from 1995 to July 1, 2001. Between 1980 and 1990, Mr. Watt served as a Director General for the Government of Canada, overseeing federal policies in cultural industries, broadcasting, and telecommunications. He was also an advisor to the NAFTA negotiations. Mr. Watt was responsible for regulated foreign investment policies and negotiating bilateral treaties with 26 countries including China. Mr. Watt graduated with a B.A. degree from Sir Wilfred Laurier University before earning his L.L.Th. in post-graduate studies at University of Toronto and a Marketing Management Diploma from George Brown College, Toronto.

           JING "JACK" LIAN is a member of the Company's Board of Directors, a Vice President of the Company and President of TIC Beijing. During the past five years, Mr. Lian has been Vice-President of Bluelake Industries, Ltd., Seattle, Washington. Mr. Lian has served as a Director and Vice President since June 1996. Mr. Lian is also the President of our TIC Beijing Digital Pictures, Ltd. subsidiary and is the founder and Secretary of the Chinese Educational Software Council. Mr. Lian received an M.S. degree in Computer Science from Tsing Hua University, Beijing, China. Mr. Lian was a also visiting scholar at the University of Washington, Seattle, Washington.

           YUNG SANG DAI is a member of the Company's Board of Directors and a Vice President. Mr. Dai was the Vice General Manager of Pioneer Pharmaceutical Company, a China based pharmaceutical company, where he was responsible for financial operations and marketing. Mr. Dai is a graduate of the Beijing China Renmin University and has worked as an economic analyst for the Guangxi Province in China. Mr. Dai was elected to the Company's Board of Directors on November 27, 2001.

           JOHN MCBRIDE is a member of the Company's Board of Directors. He is the Managing Partner of CC Capital Partners, a merchant banking group, and majority owner of Charmac Capital Corp., a private investment company. Mr. McBride is a Director of Integrative Proteomics Inc., a Toronto, Canada based, biotechnology company involved in the field of determining the structure and function of the human proteome. Mr. McBride is also a Director of Northfield Capital Corporation and a founding partner of Charleswood Investments, both Toronto, Canada based merchant banking and venture capital companies. Mr. McBride was elected to the Company's Board of Directors on November 27, 2001.

           BIN HUANG is a member of the Company's Board of Directors. Mr. Huang is currently the General Manager of Beijing Pan-Pacific Investment Co., Ltd., a China based investment company, where he serves as an investment analyst and portfolio manager. From 1997 through 2001, Mr. Huang served as a Senior Manager in the Investment Banking Department of Haitong Securities Co., Ltd., a China based securities company. Mr. Huang previously served as a Deputy Director in the Investment Department of China Zhonghong Group Corp., a China based investment bank. Mr. Huang has a Masters Degree in Economics from the Graduate School of Xiamen (Amoy) University in China. Mr. Huang was elected to the Company's Board of Directors on November 27, 2001.


           The following are the names, ages and current principal position of our executive and significant officers who do not also serve as directors and therefore, are not listed above:


                       CURRENT PRINCIPAL
NAME                          AGE                 POSITION(S) AND OFFICE(S)
---------------------------------------------------------------------------
Peng "Paul" Lin               32                  Chief Financial Officer

           Peng "Paul" Lin is the Company's Chief Financial Officer. From 1999 to 2002, Mr. Lin was Manager, Financial Planning and Analysis, at Cole National Corporation, in Cleveland, Ohio and Markham, Canada, where he led long-range strategic planning and analysis. Mr. Lin was responsible for UCAR International Inc. global operations in Cleveland, Ohio as an Internal Auditor from 1997 to 1999. From 1996 to 1997, Mr. Lin was a Financial Analyst at Cargill Inc. in Minneapolis, Minnesota where he measured the performance of the company's world-wide operations. Mr. Lin has a Master of Information Systems degree from Cleveland State University, Bachelor of Science major in accounting from Ohio State University and is a Certified Public Accountant.

FAMILY RELATIONSHIPS

           There are no family relationships between any Director, Executive Officer, or person nominated or chosen by us to become a Director or Executive Officer.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of the Company's Directors or Executive Officers has:

           (1) been general partner or executive officer of a business at the time a bankruptcy petition was filed by, or against it, or a receiver, fiscal agent or similar officer was appointed by a court for it or its property;

           (2) been convicted in a criminal proceeding and are not currently a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

ITEM 11.   EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

           No cash compensation was paid to any of the Company's Directors during the fiscal year ended June 30, 2002, in their role as Directors. Pursuant to a resolution passed by the Company's Board of Directors on April 27, 1997, each outside director who is not an employee or consultant to the Company is entitled to the following compensation:

           Annual Fee: $6,000
           Each Board of Directors meeting attended: $500
           Each Board of Directors Committee meeting attended: $250

           No cash compensation pursuant to the April 27, 1997 resolution has been paid to any Director. For the fiscal years ended June 30, 2000 and 1999, each member of the Board of Directors received options to purchase the Company's common stock in lieu of a cash payment.

EXECUTIVE COMPENSATION

           Cash compensation of $356,192 was paid to the Company's executive officers during the fiscal year ended June 30, 2002. On March 29, 1999, the Company adopted a deferred compensation plan for future payment of past due amounts. Pursuant to the deferred compensation plan, all compensation to executive officers is to be deferred until the Company receives certain amounts of financing. At that time, the Company will begin paying salaries or consulting fees at the agreed-upon rate and 90% of the payments will be applied to current obligations and 10% to past due compensation and fees which have been deferred. In the interim, the Company has advanced $45,000 to John Watt, our President, and $144,000 to Jack Lian, a Director and Vice President. The total compensation deferred as of June 30, 2002 was $2,013,329, net of advances.

SUMMARY COMPENSATION TABLE

           The following table provides information relating to compensation for the fiscal years ended June 30, 2000, 2001 and 2002 for the Company's former Chief Executive Officer and compensation payable to other highly compensated executive officers whose total salary and bonus (as determined pursuant to SEC rules) exceeded $100,000 (determined by reference to fiscal 2002). The amounts shown include compensation for services in all capacities provided to the Company. With respect to the Company's former Chief Executive Officer, Pak Kwan Cheung, the salary listed represents the amount set forth in an agreement between the Company and Comadex Industries, Ltd., a company owned by him, but not amounts received by Comadex. Comadex received $20,000 for the fiscal year ended June 30, 2002. With respect to Mr. Watt, his compensation was deferred in 1999 and 2000. In 2001, $90,000 was paid to Mr. Watt and $30,000 was deferred. For the fiscal year ended June 30, 2002, $161,089 was paid to Mr. Watt in salary and advances.



                           SUMMARY COMPENSATION TABLE

                        Annual Compensation                                Long Term Compensation
                                                Awards                          Payouts

   Name                                                     Other       Restricted    Securities
   and                                                     Annual        Stock        Underlying       LTIP
Principal                                                  Compen-      Awards(s)      Options/       Payouts     All Other
 Position               Year   Salary ($)     Bonus ($)   sation ($)       ($)         SARs (#)         ($)         Comp.


John Watt               2002   $120,000          0      $ 41,089           0             0               0          0
President               2001   $120,000          0             0           0             0               0          0
                        2000   $120,000          0             0           0             0               0          0

Pak Kwan Cheung         2002   $128,400          0             0           0             0               0          0
Director(1)             2001   $128,400          0             0           0             0               0          0
                        2000   $128,400          0      $750,000(2)        0             0               0          0

Gregory Mavroudis       2002
Exec. Vice President    2001    124,000          0             0      75,000(4)          0               0          0
 (3)                    2000    120,000          0             0           0             0               0          0



(1) Pak Kwan Cheung's services are retained by the Company through a consulting contract with Comadex entered into in October 1999. Comadex has not been paid all monies set forth therein during the fiscal years ended June 30, 2000, 2001 or 2002 under the contract. The amount listed represents compensation stated in the agreement. See "Legal Proceedings."

(2) Pursuant to the contract between the Company and Comadex, all past due compensation to Pak Kwan Cheung was discharged in exchange for 3,000,000 shares of Company common stock with a value of $.25 per share on the date of the grant.

(3) Gregory Mavroudis' services were retained by the Company through a consulting agreement with 1334945 Ontario Limited dated April 1, 2000. Mr. Mavroudis is no longer performing services for the Company pursuant to a settlement agreement entered into in May, 2002. Pursuant to the settlement, 1334945 Ontario Limited received 250,000 shares of common stock, U.S. $70,000 and the Company paid CDN $30,000 for its legal fees.

(4) 75,000 options to purchase the Company's common stock were granted to Gregory Mavroudis pursuant to the 1334945 Ontario Limited contract with an exercise price equal to the fair market value at the time of the grant of $0.218 per share.

EMPLOYMENT OR CONSULTING CONTRACTS WITH EXECUTIVE OFFICERS AND DIRECTORS

COMADEX INDUSTRIES LTD.

           Effective October 1999, the Company we entered into a consulting agreement with Comadex to retain the services of Pak Kwan Cheung as our Chairman of the Board of Directors and Chief Executive Officer. The agreement may be summarized as follows:

           (1) Comadex will receive a base salary of $10,700 per month, commencing November 30, 1999, inclusive of the Canadian General Services Tax;

           (2) Beginning October 17, 2000, the Compensation Committee of the Board of Directors can increase the base salary up to a maximum of $10,000 per year;

           (3) For past due services of Mr. Cheung, the principal of Comadex, from July 1996 through October 17, 1999, and the seven weeks thereafter, Comadex received 3,000,000 shares of restricted stock, which was the amount determined by the Compensation Committee. The Company's Common Stock was trading at approximately $.10 per share in October 1999;

           (4) Comadex shall receive an incentive of 1% of the capital raised in excess of $3,000,000 by Mr. Cheung for us or any company subsidiary that is 50% or more owned by the Company;

           (5) Comadex shall receive 1% of the Company's net profits if the Company exceeds pre-set profit targets and our audited pre-tax profits exceed that target(s). No such targets have been set as of June 30, 2002 by the Board of Directors;

           (6) Comadex shall receive certain payments in the event the agreement is terminated without cause or if we are merged into or acquired by another company.

           As of January 2002, Mr. Cheung was no longer serving as Chief Executive Officer as that position was replaced with an Executive Committee of the Board of Directors.

           Mr. Cheung and Comadex commenced and arbitration against the Company relating to the agreement in September, 2002. See "Legal Proceedings."

JING LIAN

           The Company and Jing Lian entered into an agreement effective January 1, 1996 for Mr. Lian to serve as a Vice President at an annual salary of $80,000. The agreement also provides for the possibility of performance and incentive bonuses.

ORION CAPITAL INCORPORATED

           In December, 2000, the Company entered into a 24 month consulting agreement with Orion for the provision of consulting services by William O.S. Ballard, who is now the Chairman of the Company's Board of Directors. Pursuant to the agreement, Mr. Ballard is to provide strategic and business consulting services to the Company. As compensation for these services, the Company issues Orion 20,834 shares of common stock each month.

ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

           None of the members of the Compensation Committee of the Company's Board of Directors served as officers or employees of the Company during the fiscal year ended June 30, 2002.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

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

           Because of the developing nature of the Company's business, the Committee has not yet used corporate performance as a measure of compensation.

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

Respectfully submitted,

The Compensation Committee

/S/ FAN QI ZHANG
----------------

/S/ WILLIAM O.S. BALLARD
------------------------

/S/ JOHN MCBRIDE
----------------

                               PERFORMANCE CHARTS

           The following charts show the cumulative performance for the Company's common stock over the last five years compared with the performance of the Nasdaq Composite and Technology Industry Group Performance Composite. The first chart assumes $100 invested as of September 3, 1996 in our common stock and in each of the named indices. The performance shown is not necessarily indicative of future performance.


                   Tengtu          Nasdaq       Industry
     Date          Return          Index         Index
------------------------------------------------------------
                    100             100           100
     6/30/1997       16             126           141
     6/30/1998        4             166           183
     6/30/1999        3             235           289
     6/30/2000       23             347           156
     6/30/2001       30             186            99
     6/30/2002       10             128            56


                   Tengtu          Change
                    Stock        from prior                 Calculated
     Date           Price          period        % chg.       Return
-------------------------------------------------------------------------
      9/3/1996          5              Base               100
     6/30/1997       0.82         -4.18       -83.60%           16
     6/30/1998       0.19         -0.63       -76.83%            4
     6/30/1999       0.13         -0.06       -31.58%            3
     6/30/2000       1.01          0.88       676.92%           23
     6/30/2001       1.32          0.31        30.69%           30
     6/30/2002       0.45         -0.87       -65.91%           10

                   Nasdaq          Change
                  Composite      from prior                 Calculated
     Date           Index          period        % chg.       Return
-------------------------------------------------------------------------
      9/3/1996       1142              Base               100
     6/30/1997       1442           300        26.27%          126
     6/30/1998       1895           453        31.41%          166
     6/30/1999       2686           791        41.74%          235
     6/30/2000       3967          1281        47.69%          347
     6/30/2001       2130         -1837       -46.31%          186
     6/30/2002       1463          -667       -31.31%          128


                  Industry
                    Group          Change
                 Performance     from prior                 Calculated
     Date        Technology        period        % chg.       Return
-------------------------------------------------------------------------
      9/3/1996       614              Base             100
     6/30/1997       865           251        40.88%          141
     6/30/1998      1123           258        29.83%          183
     6/30/1999      1773           650        57.88%          289
     6/30/2000       959          -814       -45.91%          156
     6/30/2001       608          -351       -36.60%           99
     6/30/2002       343          -265       -43.59%           56

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKDOLDER MATTERS.

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

           The following table sets forth information furnished to the Company with respect to the beneficial ownership of our common shares by each Executive Officer named below, Director and by all Directors and Executive Officers as a group, each as of June 30, 2002. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.


TITLE                NAME OF                     AMOUNT AND NATURE OF      % OF
OF CLASS             BENEFICIAL OWNER            BENEFICIAL OWNERSHIP     CLASS
--------------       -----------------------     --------------------   --------
$.01 par             William O.S. Ballard (1)     13,245,509              24.2%
common


$.01 par             Jing Lian (2)                 1,170,750               2.2%
common

$.01 par             John Watt (3)                   112,000              0.20%
common


$.01 par             Zhang Fan Qi (4)              2,537,714               4.6%
common

$.01 par             Yung Sang Dai                         0              0.00%
common

$.01 par             John McBride                    416,000              0.76%
common

$.01 par             Bin Huang                             0              0.00%
common

Totals                                            21,710,055             31.99%

(1) Mr. Ballard's shares are held by Orion, a company owned by him. Includes 70,000 shares of common stock pledged to Orion as security for a loan made by it one to a Tengtu Officer and Director. Mr. Ballard disclaims beneficial ownership as to these shares. Does not include 1,082,664 Special Warrants. On June 20, 2002, in a private placement transaction, Orion subscribed for 541,332 Units of Tengtu for a purchase price of $1.00 per Unit. Each Unit consists of two Special Warrants. Each Special Warrant is exercisable, for no additional consideration, into one share of our common stock of Tengtu and one half of one share purchase warrant at any time prior to 5:00 p.m. (Toronto time) on the date that is the earlier to occur of: (a) the fifth business day after the later of: (i) the date a receipt has been issued for the final prospectus qualifying the distribution of the common stock and share purchase warrants by the Ontario Securities Commission; and (ii) the date the Securities and Exchange Commission declares effective a registration statement on Form S-1 for the securities underlying the Special Warrants; and (b) 12 months following the closing date of the Offering.


(2) Includes 300,000 shares of common stock issuable upon exercise of stock options at $.218 per share granted on March 29, 1999 under the Company's Incentive Stock Option Plan.

(3) Includes 77,000 shares of common stock issuable upon exercise of stock options at $.218 per share granted on March 29, 1999 under the Company's Incentive Stock Option Plan.


(4) Includes 500,000 shares of common stock issuable upon exercise of warrants acquired in a financing which closed in July, 2002.

           The following table shows certain information with respect to all persons who are not Executive Officers, Directors or nominees, known by the Company to beneficially own more than five percent of our outstanding common stock as of June 30, 2002.

                                           AMOUNT AND
TITLE         NAME OF                      NATURE  OF                   % OF
              OWNER                        BENEFICIAL OWNERSHIP         CLASS
---------     -------------------------    ----------------------     ----------
$.01 par      Orion Capital Inc. (1)       13,245,509                    24.2%
 common       Sherway Executive Center
              310 North Queen Street
              Suite 103N
              Etobicoke, Ontario
              M9C 5K4 Canada

(1) Includes 70,000 shares owned by an Officer and Director, which are pledged as collateral for a mortgage Orion has on a residence recently purchased by him. Orion has disclaimed any beneficial interest in those shares.


                      EQUITY COMPENSATION PLAN INFORMATION

          Plan category    Number of securities to be   Weighted average exercise    Number of securities
                             issued upon exercise of      price of outstanding      remaining available for
                              outstanding options,        options, warrants and         future issuance
                               warrants and rights               rights
----------------------------------------------------------------------------------------------------------
                                       (a)                        (b)                       (c)

Equity compensation plans
   approved by security             1,760,000                    $.218                       0
   holders (1)

Equity compensation plans
      not approved by               2,187,382                    $.551                       0
      security holders (2)

Total                               3,947,382                    $.403                       0


(1) Represents options to purchase the Company's common stock issued under the Company's 1997 and 1999 Stock Option Incentive Plans.

(2)    Represents Warrants granted to former investor relations firms.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The Company's operations, and the collection of receivables, is carried out by the Company's joint venture partner, Tengtu China. Zhang Fan Qi, one of the Company's Directors, is the principal owner of Tengtu China. As of June 30, 2002, Tengtu United had a receivable balance of approximately $20,821,166.

           During fiscal 2002, 2001 and 2000, respectively, the Company incurred consulting and related expenses of approximately $865,200, $829,800 and $1,493,000 from the Company's Officers and Directors or the Company's subsidiaries or companies controlled by these Officers and Directors.

           On October 6, 2000, Iconix (which was 32% owned by the Company) was sold for CDN $5,000,000. Barry Clark, who was the Company's President until March 2000, and a Director until November 27, 2001, and who was the President of Iconix, and former employees of Iconix, owned approximately 8% of the stock in the acquiring company. The Company was to receive a cash distribution of approximately $580,000 from the proceeds of the sale of the assets; to date the Company has received $219,488 of these proceeds. Collection of the balance is doubtful due to financial difficulties experienced by the purchaser of the assets.

           On June 6, 2002, the Company closed a loan agreement with Quest for a $4,000,000 loan. Pursuant to the terms of the loan agreement, the Company issued a $4,000,000 promissory note to Quest due November 30, 2000 with an interest rate of 12%. The note is secured by a general security agreement, pursuant to which the Company gave Quest a security interest in all of its assets. The note is also secured by 10,015,812 shares of the Company's common stock pledged by Orion, a guarantee from Orion limited to the pledged stock and a personal guarantee from William O.S. Ballard as to $2,500,000. Orion is an Ontario company owned by Mr. Ballard, the Company's consultant and Chairman of the Company's Board of Directors. Neither Mr. Ballard, nor Orion, received any consideration for their pledge of common stock or guarantees.

           As at June 30, 2002, Mr. Ballard, through Orion had advanced $134,228 to the Company for working capital and general corporate purposes. Between June 30, 2002 and September 30, 2002, Mr. Ballard has advanced an additional $395,872 to the Company for working capital and general corporate purposes. The Company plans to issue Mr. Ballard a promissory note, convertible into the Company's common stock, in the amount of the advances.

           Pursuant to a December 21, 2001 letter of intent, as amended by a July 22, 2002 loan agreement, the Company acquired the rights to use and license the following software products owned by Lifelong.com, Inc.: NeuraLab and Blast Off. Pursuant to the terms of the July 22, 2002 loan agreement, the Company loaned CDN $55,000 to Lifelong.com, Inc. Pursuant to that agreement, if the Loan is not repaid within six months, or there is a default in the payment of interest for more than two months, the Company would own all rights to the software mentioned above.

           Because Lifelong.com, Inc. required additional capital to complete development of NeuraLab, Orion Capital Incorporated, a company wholly owned by William Ballard, Chairman of the Company's Board of Directors, advanced an additional CDN$145,000 to Lifelong.com, Inc. on August 20, 2002. In exchange for the advance, Lifelong.com, Inc. agreed to transfer to Orion all of its right title and interest in NeuraLab, subject to the encumbrance of the July 22, 2002 loan agreement.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)        The following financial statements are filed as a part of the report:

               Report of independent auditors                                F-1

               Consolidated balance sheets at June 30, 2002 and 2001         F-2

               Consolidated statements of operations and comprehensive
               income (loss) for each of the three years in the
               period ended June 30, 2002                                    F-3

               Consolidated statements of shareholders' equity for each of
               the three years in the period ended June 30, 2002             F-4

               Consolidated statements of cash flows for each of the three
               years in the period ended June 30, 2002                       F-5

               Notes to consolidated financial statements             F-6 - F-24

(b)        Exhibits required by Item 601 of Regulation S-K:

3.1 Articles of Incorporation (filed as part of the Company's Form 10 filed on May 25, 2000 and incorporated herein by reference);

3.2 By-Laws (filed as part of the Company's Form 10 filed on May 25, 2000 and incorporated herein by reference);

4.1 Stock Purchase Agreement for Purchasers in private placements in October and November, 2001 (filed as part of the Company's registration statement on Form S-1 filed on August 14, 2002 and incorporated herein by reference);

4.2 Amended Warrants issued to investors in private placements in October and November, 2001 (filed as part of the Company's registration statement on Form S-1 filed on August 14, 2002 and incorporated herein by reference);

4.3 Special Warrant issued to investors in a private placement which closed June 20, 2002 (filed as part of the Company's registration statement on Form S-1 filed on August 14, 2002 and incorporated herein by reference);

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

10.14      Top Eagle Holdings, 23, 1999 and incorporated herein by reference);

10.15      Top Eagle Holdings, Ltd. and incorporated herein by reference);

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

10.21 Additional Supplemental Agreement between Tengtu China and the Company dated April 25, 2001 (filed as part of our Form S-1/A filed on August 7, 2001 and incorporated herein by reference);

10.22 ShanDong Province Cooperation Agreement dated August 17, 2001 (English translation) (filed as part of our Form 10-K on September 28, 2001 and incorporated herein by reference);

10.23 Tengtu International Corp. Investment Agreement with Swartz Private Equity, L.L.C. dated October 25, 2000 (filed as part of our Form 10-Q filed on November 14, 2000 and incorporated herein by reference);

10.24 December 21, 2001 Agreement between Tengtu International Corp. and Lifelong.com, Inc. (filed as part of our Form 10-Q filed on May 20, 2002 and incorporated herein by reference);

10.25 English Translation of Cooperation Agreement effective September 1, 2001 between the Ministry of Education of the ShanDong Province and Beijing Tengtu Tian Di Network Co., Ltd. (filed as part of our Form 10-Q filed on May 20, 2002 and incorporated herein by reference);

10.26 English Translation of September 18, 2001 Memorandum of Cooperation, Establishment of Shaanxi Provincial Education Resources Center by and among Li Gen Juan, Director of Shaanxi Provincial Center for Audio/Visual Education, Suan Pai Yau, Tin Pang and Wu Oi Juan, Deputy Directors of Shaanxi Provincial Center for Audio/Visual Education, and Lin Xiao Feng, President of Tengtu Culture & Education Electronics Development Co., Ltd. (filed as part of our Form 10-Q filed on February 19, 2002 and incorporated herein by reference);

10.27 English Translation of Cooperation Agreement between the Center for Audio/Visual Education, Department of Education, Fujian Province and Tengtu TianDi Network Co., Ltd. (filed as part of our Form 10-Q filed on May 20, 2002 and incorporated herein by reference);

10.28 Loan Agreement among Tengtu International Corp., Orion Capital Incorporated and Quest Ventures, Ltd. (filed as part of the Company's registration statement on Form S-1 filed on August 14, 2002 and incorporated herein by reference);

10.29 July 22, 2002 Supplemental Agreement between Tengtu International Corp. and Lifelong.com, Inc. (filed as part of the Company's registration statement on Form S-1 filed on August 14, 2002 and incorporated herein by reference);

10.30 English Translation of July 22, 2002 Cooperation Agreement between the National Center for Audio and Visual Education and Beijing Jiade Tengtu Science and Technology Group Companies. (filed as part of the Company's registration statement on Form S-1 filed on August 14, 2002 and incorporated herein by reference);

10.31 English translation of December 18, 2002 Framework Agreement between Shaanxi Provincial Center for Audio Visual Education and Beijing Tengtu TianDi Network Co., Ltd. (filed as part of the Company's registration statement on Form S-1 filed on August 14, 2002 and incorporated herein by reference);

10.32 Amended understanding between Tengtu China and Tengtu International Corp. Governing Activities in China Relating to Operation Morning Sun National Center For Audio/Visual Education and the Ministry of Education, dated as of April 25, 2001 (filed as part of the Company's registration statement on Form S-1 filed on August 14, 2002 and incorporated herein by reference).

11.1       Statement re: Computation of Per Share Earnings;

12.1       Statement re: Computation of Ratios;

21.1       List of Subsidiaries;

(c)        Reports on Form 8-K


           No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

           In accordance with Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   TENGTU INTERNATIONAL CORP.



Date: October __, 2002                              By: /s/ John Watt
                                                    --------------------------
                                                    John Watt, President

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/S/ JOHN D. WATT
--------------------------------              October __, 2002
John D. Watt
Director


/S/ PENG LIN
---------------------------------             October __, 2002
Peng Lin
Chief Financial Officer




/S/ JING LIAN
---------------------------------              October __, 2002
Jing Lian
Vice President and Director


/S/ ZHANG FAN QI
---------------------------------              October __, 2002
Zhang Fan Qi
Director


/S/ WILLIAM O.S. BALLARD
---------------------------------              October __, 2002
William O.S. Ballard
Director


/S/ JOHN McBRIDE
---------------------------------              October __, 2002
John McBride
Director

/S/ BIN HUANG
---------------------------------              October __, 2002
Ben Huang
Director


/S/ YUNG SANG DAI
---------------------------------              October __, 2002
Yung Sang  Dai
Director

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                             PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, John Watt, certify that:

       1. I have reviewed this annual report on Form 10-K of Tengtu International Corp. ("Tengtu");

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Tengtu as of, and for, the periods presented in this annual report.


Date: October 11, 2002                        /S/ John Watt
                                              ---------------------------------
                                             John Watt, President and Director

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


           In connection with this annual report on Form 10-K of Tengtu International Corp. ("Tengtu"), I, John Watt, President of Tengtu, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Tengtu.



Date: October 11, 2002                         /S/ John Watt
                                               --------------------------------
                                               John Watt, President and Director

The purpose of this statement is solely to comply with Title 18, Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sabarnes-Oxley Act of 2002. This statement is not "filed" for the purposes of
Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Act or any other federal or state law or regulation.

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Peng Lin, certify that:

       1. I have reviewed this annual report on Form 10-K of Tengtu International Corp. ("Tengtu");

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Tengtu as of, and for, the periods presented in this annual report.


Date: October 11, 2002                     /S/ Peng Lin
                                           ---------------------------------
                                           Peng Lin, Principal Financial Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


           In connection with this annual report on Form 10-K of Tengtu International Corp. ("Tengtu"), I, Peng Lin, the principal financial officer of Tengtu, certify, pursuant to Section 906 f the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Tengtu.



Date: October 11, 2002               /S/ Peng Lin
                                     ---------------------------------
                                     Peng Lin, Principal Financial Officer


The purpose of this statement is solely to comply with Title 18, Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sabarnes-Oxley Act of 2002. This statement is not "filed" for the purposes of
Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Act or any other federal or state law or regulation.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES


                                    CONTENTS

                                                                            PAGE

    Independent Auditor's Report                                             F-1

    Consolidated Financial Statements:

           Balance Sheets as of June 30, 2002 and 2001                       F-2

           Statements of Operations for the Years Ended
                 June 30, 2002, 2001 and 2000                                F-3

           Statements of Stockholders' Equity (Deficit) for the
                Years ended June 30, 2002, 2001 and 2000                     F-4


           Statements of Cash Flows for the Years Ended
                 June 30, 2002, 2001 and 2000                                F-5

           Notes to Financial Statements                             F-6 to F-23

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Tengtu International Corp.

We have audited the accompanying consolidated balance sheets of Tengtu International Corp. and its subsidiaries as of June 30, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tengtu International Corp. and its subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.




                                                 Moore Stephens, P.C.
                                                 Certified Public Accountants

New York, New York
August 16, 2002,
except for Note 18,
as to which the date is
October 2, 2002




                   TENGTU INTERNATIONAL CORP. AND SUBSIIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                     JUNE 30,
                                                                     --------
                                                                             RESTATED
                                     ASSETS
CURRENT ASSETS                                                2002             2001
                                                              -----            ----
 Cash and cash equivalents                               $    914,838    $  1,026,400
 Accounts receivable, net
                                                                 --            16,578
 Due from related party                                     2,579,157       6,330,461
 Prepaid expenses                                           1,016,958         500,082
 Inventories
                                                                 --             2,452

 Other receivables                                             22,197          74,037
                                                         ----------------------------
  Total Current Assets                                      4,533,150       7,950,010
                                                         ----------------------------
PROPERTY AND EQUIPMENT, net                                   222,460         711,385
                                                         ----------------------------

OTHER ASSETS

    Due from Related Party                                 14,497,209            --

 Notes receivable                                              11,881          71,940

 Long-term Investment                                       4,469,600            --
 License fees
                                                                 --           100,000

 Restricted Cash                                            4,000,000            --
                                                         ----------------------------
                                                           22,978,690         171,940
                                                         ----------------------------
TOTAL ASSETS                                             $ 27,734,300    $  8,833,335
                                                         ============================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                        $  1,092,231    $    959,022
 Accrued expenses                                             301,127         380,684
 Due to related party consultants                           2,012,522       1,625,026

 Short-term loan                                            1,883,428          94,150
 Other liabilities                                            434,644         451,299
                                                         ----------------------------
  Total Current Liabilities                                 5,723,952       3,510,181
                                                         ----------------------------

OTHER LIABILITIES
 Long-term debt                                             3,744,800         255,297
 Convertible debentures, net of discount                    1,360,585       1,274,030
                                                         ----------------------------
                                                            5,105,385       1,529,327
                                                         ----------------------------

COMMITMENTS [Note 8]

STOCKHOLDERS' EQUITY
 Preferred stock, par value $.01 per share; authorized
  10,000,000 shares; issued -0- shares
                                                                 --             --
 Common stock par value $.01 per share; authorized
  100,000,000 shares; issued and outstanding
  54,123,189 shares (2001 -- 45,089,673)                      541,232         450,897
 Additional paid in capital                                30,281,736      18,832,469
 Accumulated deficit                                      (13,899,433)    (15,477,541)
 Accumulated other comprehensive income (loss):
  Cumulative translation adjustment                           (17,788)        (11,214)
                                                         ----------------------------
                                                           16,905,747       3,794,611
Less: Treasury stock, at cost, 78,420 common shares
                                                                 (784)           (784)
                                                         ----------------------------
  Total Stockholders' Equity                               16,904,963       3,793,827
                                                         ----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 27,734,300    $  8,833,335
                                                         ============================

              The accompanying notes are an integral part of these
                       consolidated financial statements.




                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEAR ENDED JUNE 30,

                                                       2002             2001           2000
                                                       ----             ----           ----
                                                                      RESTATED

SALES                                             $ 14,255,417    $  5,566,039    $    358,026
COST OF SALES                                        5,042,285       3,155,843         506,864
                                                  --------------------------------------------
                                                     9,213,132       2,410,196        (148,838)
                                                  --------------------------------------------

OPERATING EXPENSES
 Research and development                              971,111            --              --
 General and administrative                          2,511,430       2,014,899       1,537,833
 Related party consultants                             865,202         829,772       1,492,813
 Collection Provision                                  444,031         163,684          (8,984)
 Advertising                                            31,885          39,406          28,991
 Selling                                             1,837,924         602,132          74,819
 Depreciation                                           81,741          55,910          58,698
                                                  --------------------------------------------
                                                     6,743,324       3,705,803       3,184,170
                                                  --------------------------------------------
OPERATING INCOME                                     2,469,808      (1,295,607)     (3,333,008)
                                                  --------------------------------------------


OTHER INCOME (EXPENSE)
 Equity earnings (loss) in investee                       --           219,488         (80,147)
 Interest income                                         3,871          13,100          22,641
 Interest expense                                     (254,029)       (176,111)     (1,311,373)
 Other income                                        2,045,902         947,692           2,240
 Other expense                                        (263,352)         (1,731)        (29,837)
                                                  --------------------------------------------
                                                     1,532,392       1,002,438      (1,396,476)
                                                  --------------------------------------------
INCOME (LOSS) BEFORE MINORITY INTERESTS              4,002,200        (293,169)     (4,729,484)
MINORITY INTERESTS IN SUBSIDIARYS'-INCOME(LOSS)      2,424,092            --           (28,200)
                                                  --------------------------------------------
NET INCOME (LOSS)                                 $  1,578,108    $   (293,169)   $ (4,701,284)
                                                  ============================================



WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                               49,880,494      24,977,353      20,863,271
Common stock equivalents                             2,685,171       1,637,441            --
                                                  --------------------------------------------
Diluted                                             52,565,665      26,614,794      20,863,271
                                                  ============================================

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                             $      0.032    $     (0.012)   $     (0.225)
Diluted                                           $      0.030    $     (0.011)   $     (0.225)


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE YEARS ENDED JUNE 30, 2002, 2001 (RESTATED), 2000


                                                                                                                       ACCUMULATED
                                               COMMON STOCK            ADDITIONAL                                         OTHER
                                               ------------             PAID-IN    COMPREHENSIVE    ACCUMULATED       COMPREHENSIVE
                                         SHARES           AMOUNT        CAPITAL    INCOME (LOSS)      DEFICIT         INCOME (LOSS)
                                         ------           ------        -------    -------------      -------         -------------

Balance - June 30, 1999                19,477,607        194,777      9,402,909                     (10,483,087)        (6,752)


Issuance of common
  stock for cash
                                          963,000          9,630        166,095           --             --             --
Issuance of common stock
  for promissory notes                    330,000          3,300         68,640           --             --             --
Issuance of common stock
  for services                          3,120,000         31,200        733,800           --             --             --

Amortization of deferred
 compensation related to
 stock options and common
  stock for services                         --             --             --             --             --             --
Issuance of common stock
 options for services - at
  fair value                                 --             --             --             --             --             --

Paid-in capital related to
  convertible debenture                      --             --        1,153,846           --             --             --
Paid-in capital related to
 detachable warrant -
  debenture                                  --             --          346,154           --             --             --
Other Comprehensive Income:
  Foreign currency adjustment                --             --             --              536           --              536

Comprehensive Income:
  Net loss                                   --             --             --       (4,701,285)      (4,701,285)        --
                                                                                   -----------

Comprehensive Income                                                                (4,700,749)
                                       ----------    -----------     ----------    ===========      -----------        -------
Balance - June 30, 2000                23,890,607        238,907     11,871,444                     (15,184,372)        (6,216)
                                       ==========    ===========     ==========                     ===========        =======



Issuance of common stock
  for services                            636,871          6,369        140,144           --             --             --

 Loan conversion                        7,301,526         73,015      2,139,400           --             --             --



Issuance of common stock for cash      13,260,669        132,606      3,845,592           --             --             --

Paid-in capital related to
  granted options & services                 --             --          214,908           --             --             --

Common Shares
  To be issued for interest expense          --             --           56,515           --             --             --

Paid-in capital related to
  warrents issued                            --             --          564,466           --             --             --
Other Comprehensive Income:
  Foreign currency adjustment                --             --             --           (4,998)          --             (4,998)

Comprehensive Income:
  Net Income                                 --             --             --         (293,169)        (293,169)        --
                                                                                   -----------
Comprehensive Income                                                                  (298,167)

                                       ----------    -----------     ----------    ===========    -----------          -------
Balance - June 30, 2001                45,089,673        450,897     18,832,469                   (15,477,541)         (11,214)
                                       ==========    ===========     ==========                   ===========          =======


Issuance of common stock
  for services                            360,008          3,600        300,058           --             --             --

Loan conversion                            43,011            430         21,075           --             --             --

Issuance of common stock
  for financing and
  interest expenses                       495,000          4,950        242,550


Issuance of common stock for cash,
  net of financing expenses             8,060,497         80,605      7,751,995           --             --             --

Issuance of common stock
  for options                              75,000            750         18,000           --             --             --

Common Shares
  To be issued for
  cash & options                             --             --        3,058,482           --             --             --

Paid-in capital related
  to service                                 --             --           57,107

  Foreign currency adjustment                --             --             --           10,781           --             (6,574)

Comprehensive Income:
  Net loss                                   --             --             --        1,578,108        1,578,108         --
                                                                                   -----------
Comprehensive Income                                                                 1,588,889
                                       ----------    -----------     ----------    ===========      -----------        -------

Balance - June 30, 2002                54,123,189        541,232     30,281,736                     (13,899,433)       (17,788)
                                       ==========    ===========     ==========                     ===========        =======












                                        TREASURY     UNAMORTIZED
                                          STOCK       DEFERRED     STOCKHOLDERS'
                                         AT COST    COMPENSATION      EQUITY
                                                                     (DEFICIT)
                                         -------    ------------    -----------


Balance - June 30, 1999                     (784)       (182,813)    (1,075,750)


Issuance of common
  stock for cash
                                             --             --          175,725
Issuance of common stock
  for promissory notes                       --             --           71,940
Issuance of common stock
  or services                                --             --          765,000

Amortization of deferred
 compensation related to
 stock options and common
  stock for services                         --          182,813        182,813
Issuance of common stock
 options for services - at
  fair value                                 --             --             --

Paid-in capital related to
  convertible debenture                      --             --        1,153,846
Paid-in capital related to
 detachable warrant -
  debenture                                  --             --          346,154
Other Comprehensive Income:
  Foreign currency adjustment                --             --              536

Comprehensive Income:
  Net loss                                   --             --       (4,701,285)

Comprehensive Income

                                         -------        --------     ----------

Balance - June 30, 2000                     (784)           --       (3,081,021)

                                         =======        ========     ===========

Issuance of common stock
  for services                               --             --          146,513

 Loan conversion                             --             --        2,212,415


Issuance of common stock for cash            --             --        3,978,198

Paid-in capital related to
  granted options & services                 --             --          214,908

Common Shares
  To be issued for interest expense          --             --           56,515

Paid-in capital related to
  warrents issued                            --             --          564,466
Other Comprehensive Income:
  Foreign currency adjustment                --             --           (4,998)

Comprehensive Income:
  Net Income                                 --             --         (293,169)

Comprehensive Income
                                         -------        --------     ----------
Balance - June 30, 2001                     (784)           --        3,793,827
                                         =======        ========     ==========

Issuance of common stock
  for services                               --             --          303,658

Loan conversion                              --             --           21,505

Issuance of common stock
  for financing and
  interest expenses                                                     247,500


Issuance of common stock for cash,
  net of financing expenses                  --             --        7,832,600

Issuance of common stock
  for options                                --             --           18,750

Common Shares
  To be issued for
  cash & options                             --             --        3,058,482

Paid-in capital related
  to service                                                             57,107

  Foreign currency adjustment                --             --           (6,574)

Comprehensive Income:
  Net loss                                   --             --        1,578,108


Comprehensive Income
                                         -------        --------     ----------

Balance - June 30, 2002                     (784)           --       16,904,963
                                         =======        ========     ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.





                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEAR ENDED JUNE 30,

                                                                                            2002           2001             2000
                                                                                           -----           ----             ----
                                                                                                         RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                                                      $  1,578,108    $   (293,169)   $ (4,701,285)
Adjustments to reconcile net loss to net cash
 used by operating activities:
         Depreciation and amortization                                                      357,512         286,468         266,614
         Provision for (recovery of) bad debt                                                  --              --            (8,984)
         Loss on investment at equity                                                          --              --            80,147
         Noncash Gain on Loan forgiveness                                                  (236,559)           --              --
         Noncash financing expenses on shares issued                                        187,500          61,259            --
         Noncash compensation expense on equities issued for services                       331,115         926,587         947,813
         Noncash interest expense - convertible debenture                                    86,555          79,695       1,194,334
         Impaired Assets Write Off                                                          246,732            --              --
         Changes in operating assets and liabilities:
                    Decrease (Increase) in operating assets:
                               Accounts receivable                                           16,578          19,431          22,398
                               Due from related party                                    (6,155,603)     (6,160,337)        138,208
                               Prepaid expenses                                            (516,876)       (496,368)         26,188
                               Inventories                                                    2,452          15,619          16,377
                               Other receivables                                             73,757         (68,448)          7,757
                               Advance to director                                           60,059            --           (30,011)
                               Other assets                                                    --            30,454          28,390
                    Increase (Decrease) in operating liabilities:
                               Accounts payable                                             133,209        (731,636)         90,249
                               Accrued expenses                                              28,822         (38,476)         14,384
                               Due to related party consultants                             387,496         270,011         355,477
                               Other liabilities                                            (16,655)        131,252         366,267
                                                                                       ------------    ------------    ------------
                                           Net Cash Used by Operating Activities         (3,435,798)     (5,967,658)     (1,185,677)
                                                                                       ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Investing in Related Parties                                                    (4,590,302)           --              --
         Long-term Investment                                                            (4,469,600)           --              --
         Compensating deposit on bank loan                                               (4,000,000)           --              --
         Purchase of property and equipment                                                 (34,447)         (5,013)        (42,535)
                                                                                       ------------    ------------    ------------
                                           Net Cash Used by Investing Activities        (13,094,349)         (5,013)        (42,535)
                                                                                       ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from Short-term loans                                                   1,883,428       2,107,000       1,858,064
         Proceeds from Long-term loans                                                    3,744,800            --              --
         Cash paid on short-term loan                                                       (94,150)           --              --
         Cash received for shares and options issued                                     10,891,082       3,978,200         175,725
                                                                                       ------------    ------------    ------------
                                           Net Cash Provided by Financing Activities     16,425,160       6,085,200       2,033,789
                                                                                       ------------    ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      (6,575)         (5,220)         (2,038)
                                                                                       ------------    ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (111,561)        107,308         803,539
                                                                                       ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, beginning of the period                                        1,026,400         919,091         115,552

CASH AND CASH EQUIVALENTS, end of the period                                           $    914,838    $  1,026,400    $    919,091
                                                                                       ============    ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

1.         THE COMPANY

      Tengtu International Corp. (the "Company") was incorporated in Delaware on May 6, 1988 as Galway Capital Corporation for the purpose of seeking potential ventures. On May 24, 1996 the Company changed its name to Tengtu International Corp. The Company's main activities, which are carried out through its subsidiaries , are the development and marketing of e-educational system software and sourcing and distribution of e-education course content in China.

2.         SIGNIFICANT ACCOUNTING POLICIES

a)         Principles of Consolidation

           The consolidated financial statements include the accounts of the Company and subsidiaries over which it owns more than a 50% equity interest. Significant inter-company balances and transactions have been eliminated on consolidation.

           The Company contributed capital of $20,430,000 to a Chinese joint venture, Tengtu United China ("TUC"), in which the minority Chinese partner, Tengtu China, has a 43% interest. No portion of the $20,430,000 has been allocated to the minority as the joint venture agreement assigns all rights to that contribution to the Company. In accordance with Accounting Research Bulletin 51, the Company has charged to income the loss applicable to the minority interest that is in excess of the minority's interest in the equity capital of the joint venture, including any guarantees or commitments from minority shareholder for further capital contributions.

           In the case of TUC, the Company and the minority interest holder agreed that the contribution of software and hardware by the minority interest to the joint venture had no fair market value at the time of the contribution. The joint venture, therefore, assigned a $0 value to these assets. The minority also contributed a contract to TUC that gives the joint venture the right to provide the Chinese public school system with certain educational materials, including software and textbooks. A value of $0 was assigned to the contract by the joint venture, as it could not create a reliable model of revenue streams or cash flows associated with the contract at the time of the contribution.

b)         Use of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at June 30, 2002 and 2001, and reported amounts of revenues and expenses during each of the three fiscal years ended June 30, 2002. Actual results could differ from those estimates.

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

d)         Long-lived Assets

           Long-lived assets are accounted for in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement requires that long-lived assets to be disposed of other than by sale be considered held and used until they are disposed of. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amounts or fair value less cost to sell and to cease depreciation (amortization). SFAS No. 144 requires a probability-weighted cash flow estimation approach in situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range of possible future cash flow amounts are estimated. Additionally, goodwill will no longer be required to be allocated to long-lived assets to be tested for impairment.

           Property and equipment are stated at cost. Depreciation is provided primarily by the straight-line method over the estimated useful lives of the assets.

e)         Cash Equivalents

           The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at June 30, 2002 and 2001.

f)         Income Taxes

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

g)         Income/Loss per Share

           Income or loss per common and common equivalent share is computed based on the weighted average number of common shares outstanding. Due to the antidilutive effect of the assumed exercise of outstanding common stock equivalents at June 30, 2001 and 2000, loss per share does not give effect to the exercise of these common stock equivalents in that year, but they are dilutive for the year ended June 30, 2002.

h)         Advertising Expense

           The Company expenses advertising costs as incurred.

i)         Foreign Currency Transactions/Translation

           The functional currency of the Company's subsidiary and joint venture in China is the Chinese renminbi ("RMB"). The Company's Canadian subsidiary uses the Canadian dollar as its functional currency and its Hong Kong subsidiary used the Hong Kong dollar as its functional currency until the subsidiary was dissolved during the year ended June 30, 2002. Foreign currency transactions are translated into the functional currency at the exchange rate prevailing on the date of the transaction. Material gains and losses from foreign currency transactions are reflected in the financial period in which the exchange rate changes. Foreign transaction gains and losses in the functional currencies are immaterial. Transactions denominated in other than the functional currencies are insignificant and, therefore, foreign currency transaction gains and losses in non-functional currencies are also immaterial.

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

j)         Accumulated Other Comprehensive Income

           Accumulated other comprehensive income represents the change in equity of the Company during the periods presented from foreign currency translation adjustments.

k)         Stock-based Compensation

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

l)         Software Costs

           Software development costs are capitalized if they are incurred after technological feasibility has been established. Purchased software is capitalized if it has an alternative future use. Research and development costs for new products or enhancement of existing software and purchased software that do not meet these requirements are expensed as incurred. Capitalized costs are amortized under the straight-line method over the lesser of five years or the useful life of the related product.

m)         Long Term Investment

           Tengtu China is entering into a joint venture, the China Broadband Education Resource Center ("CBERC"), with a division of the Chinese Ministry of Education on behalf of TUC. CBERC is established for the transmission of various educational tools to individual schools for an annual fee. This joint venture is expected to be formed in October 2002.

           Tengtu China is also forming joint ventures with various Chinese Provinces on behalf of TUC. One of these has already been formed in Shanxii and three others are in the process of being organized. Each of these joint ventures is a Local Broadband Education Resource Center ("LBERC"). They will connect to CBERC and will contain their own educational and other materials mandated by the Provinces. This content will also be transmitted to individual schools for an annual fee.


           The Company, through TUC, has advanced $4,469,600 for the formation of CBERC and the LBERCs. For CBERC and the Shanxii LBERC, Tengtu China is the majority owner and it is anticipated that it will be the majority owner of every LBERC to be formed. Neither CBERC nor the Shanxii LBERC had material operations during the year ended June 30, 2002, and the account balance represents the total funds advanced. The particular nature of the Company's investment in these joint ventures has not been determined. When that has been established, the Company will decide whether to consolidate the entities or treat them on the equity basis.

3.         PROPERTY AND EQUIPMENT

      Property and equipment is comprised as follows:
                                                                JUNE 30,
                                                           2002          2001
                                                         ----            ----
              Computer hardware                     $    59,778     $   134,075
              Computer software                               0           9,975
              Furniture and fixtures                      8,755          45,650
              Automobiles                               206,553         206,553
              Office equipment                           67,198         109,489
              Idle equipment                                  -          73,305
              Production equipment                    1,052,868       1,283,276
                                                      ---------       ---------
              Total at Cost                           1,395,152       1,862,323
              Less: accumulated depreciation         (1,172,692)     (1,150,938)
                                                    -----------     -----------
              Net Property and Equipment            $   222,460     $   711,385
                                                    ===========     ===========


      Depreciation charged to operations for the years ended June 30, 2002, 2001 and 2000 was $357,512, $261,471 and $266,614, respectively, of which
      $248,072, $192,342 and $207,916 was included in cost of sales for the years ended June 30, 2002, 2001 and 2000, respectively.

4.    LICENSE FEES

      On June 21, 2000, the Company entered into a license agreement with Netopia, Inc. The agreement grants the Company a fee-bearing, nonexclusive license right to promote and otherwise market Netopia's website product and service to the Company's customers. The cost of the agreement of $125,000 was to be amortized on a straight-line basis over five years. During the year ended June 30, 2002, this license was determined to have no remaining value, and the balance of the asset was amortized immediately. Amortization for the years ended June 30, 2002 and 2001 was $100,000 and $25,000, respectively. No amortization was recorded for the year ended June 30, 2000 due to the short amortization period of nine days.



5.    SHORT TERM DEBT

      On June 6, 2002 the Company received a bridge loan of $4,000,000 from Quest Ventures Ltd. The loan is due on November 30, 2002 and earns interest at 12% annually, compounded monthly. The loan is collateralized by a security interest in all of the Company's property and a pledge of 10,015,812 of the Company's common stock owned by Orion Capital Incorporated ("Orion"), the Company's largest shareholder. Orion has also guaranteed the loan, and Mr. William Ballard, Orion's beneficial owner and the Chairman of the Company's Executive Committee, has guaranteed the payment of $2,500,000 due on before July 5, 2002. This payment was paid by July 5, 2002, relieving Mr. Ballard of his guarantee. The balance of the loan at June 30, 2002 was $1,749,200.

      Orion has advanced $134,228 to the Company for working capital purposes. The advance is due on demand and interest free

6.    LONG TERM DEBT

      On December 23, 1999, the Company received cash of $l, 500,000 in exchange for a four year Floating Convertible Debenture ("Debenture") convertible into shares of the Company's $.01 par value common stock ("Common Stock") and a separate Common Stock Warrant ("Warrant") for the purchase of 1,500,000 shares of Common Stock. The Debenture is due December 15, 2003 and provides for accrual of interest beginning December 15, 2000 at a rate equal to the best lending rate of The Hong Kong and Shanghai Banking Corporation plus two percent (approximately 7% and 9% at June 30, 2002 and 2001, respectively).

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

      A group of private investors, in July 1999, advanced approximately $250,000 to Edsoft Platforms (Canada), Inc., one of the Company's subsidiaries, as a shareholder's loan, bearing a 10% interest rate. One half of the loan can be converted into common shares of the Company at $3 per share if the loan is not paid in full at the maturity date of July 27, 2002. Edsoft Platforms (Canada), Inc. ceased operations during the year ended June 30, 2002 and on May 15, 2002, the Company agreed to issue 43,011 shares of common stock in payment of the loan and recorded a $ 236,559 gain on the forgiveness of debt.

      On June 26, 2002, the Company borrowed approximately $3,745,000 in Chinese renminbi from Min Sheng Bank (of China). This line of credit bears interest at 5.58% and is payable in full on June 26, 2007. This line of credit is fully secured by $4,000,000 in restricted US dollar denominated deposits at the Min Sheng Bank.

      Annual maturities of the long-term debt are as follows:

                                        Year Ending
                                           June 30,
                                           -------
                                        2003        $   ---
                                        2004         1,500,000
                                        2005            ---
                                        2006            ---
                                        2007         3,745,000
                                                    ----------
                                                    $5,245,000
                                                    ==========

7.    INCOME TAXES


      For the current year, none of the Company's operating subsidiaries will be included in its federal income tax return as these are all foreign entities and are therefore ineligible for consolidation.

      The Company has accumulated approximately $15,981,000 of operating losses that may be used to offset future federal taxable income. The utilization of the losses expires in years from 2006 to 2022.

      Due to an ownership change in the year ended June 30, 1996, annual utilization of approximately $265,000 of the losses is expected to be limited to an estimated $60,000 by current provisions of Section 382 of the Internal Revenue Code, as amended.

      As the Company is not liable for either current or deferred income taxes for the years ended June 30, 2002, 2001 and 2000, respectively, no provision is shown on the statement of operations. For U.S. tax purposes, the Company has recorded a deferred tax asset of approximately $5,274,000 at June 30, 2002 and $3,698,000 at June 30, 2001 due principally to net operating losses. A valuation allowance of an identical amount has been recorded, as the Company believes that it is more likely than not that the losses will not be utilized. The allowance has the effect of reducing the carrying value of the deferred tax asset to $0. The valuation allowance increased approximately $1,576,000 and $619,500 during the years ended June 30, 2002 and 2001, respectively. The Company's Hong Kong subsidiary had recorded a deferred tax asset of approximately $73,500 at June 30, 2001 that was totally offset by a valuation allowance due to the uncertainty of realization. The tax asset and related valuation allowance of the Company's Hong Kong subsidiary were written off during the year ended June 30, 2002 when all operations ceased and the subsidiary was dissolved.



      TUC has an income tax "holiday" for its first profitable and four subsequent years as computed on a Chinese Tax basis, which is a hybridized cash basis of accounting. This holiday reduces income taxes by 100% for years one and two, and by 50% for years three through five. The Company has not accrued any tax assets, liabilities or expenses due to the tax holiday. Chinese tax law allows the carry-forward of operating losses for up to five years, but no tax assets for prior operating losses has been recorded due to the tax holiday.



      The Company is a U.S. company that operates through a branch office in Canada. As a U.S. company, it is required to file an income tax return and report those branch operations. The income tax returns have generated the above net operating losses.


8.    CONCENTRATION OF CREDIT RISK

      The Company operates through subsidiaries located principally in Beijing and Hong Kong, China and an administrative office in Toronto, Canada. The Company grants credit to its customers in these geographic regions.



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

      For non-related party accounts receivable, the Company established an allowance for doubtful accounts at June 30, 2002 and 2001 of $0 and $200,097, RESPECTIVELY. For related party accounts receivable, an allowance of $607,715 and $163,684 at June 30, 2002 and 2001,
      respectively, has been established (see Notes 11 and 17). The Company believes any credit risk beyond this amount would be negligible.



      At June 30, 2002 and 2001, the Company had approximately $4,923,800 and $1,016,700 of cash in banks over insurance limits, respectively.



      The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.



      For the fiscal year ended June 30, 2002 and 2001, approximately 99% and 93% of sales were generated through the contract (and successors to the contract) contributed to TUC (see Note 2a), respectively. The customers for all sales created by the contributed contract and its successors are the schools governed by the Chinese Ministry of Education. Receivables related to these sales transactions are grouped together with due from related party. For the fiscal year ended June 30, 2000, no customer accounted for more than 10% of total sales.


9.    COMMITMENTS AND CONTINGENCIES

      a) The Company has entered into operating leases for office space, on a month-to-month basis. There are no minimum rental payments on these leases.

           Rent expense for the years ended June 30, 2002, 2001 and 2000 has been charged as follows:
                                                            YEAR ENDED JUNE 30,
                                                            -------------------
                                                  2002          2001       2000
                                                  ----          ----       ----
         General and administrative expense     $ 66,409     $ 94,207   $ 62,671
         Selling expense                         142,860       69,747      6,281
         Cost of sales                            94,858       35,433     33,945
                                               ---------     --------   --------
         Total rent expense                    $ 304,127     $199,387   $102,897
                                               =========     ========   ========

      The Company has contracts with various executives and consultants. The minimum cash compensation due under these contracts is as follows:

                                Year Ending
                                  June 30,
                                    2003               $ 128,400
                                    2004                 128,400
                                    2005                  42,800
                                                       ---------
                                                       $ 299,600
                                                       =========

b) The Company is committed to begin making deferred compensation payments to its related party consultants upon the completion of its next major financing transaction. However, the timing of the payment of the deferred compensation and additional contributions is discretionary and not defined in any agreement. The Company's Board of Directors has not defined a "major financing transaction," and such definition will be wholly within its discretion.

c)         The Company is party to litigation in the normal course of business.
           In management's opinion, the litigation will not materially affect the Company's financial position, results of operation or cash flows.

D) The Company is committed to fund CBERC and the three LBERCs being formed as follows: 1) CBERC - RMB 30 million (approximately $3,624,000) within twelve months after the establishment of CBERC and RMB 20 million (approximately $2,416,000) within eighteen months after the establishment of CBERC; 2) LBERCs - RMB 20 million (approximately $2,416,000) was due on December 31, 2001 and RMB 40 million (approximately $4,832,000) with no definitive due date. The total commitment is RMB 110 million (approximately $13,288,000).

10.        FOREIGN OPERATIONS

      The Company operates principally in China and Canada, and previously operated in Hong Kong. Following is a summary of information by area for the years ended June 30, 2002 and 2001. For the year ended June 30, 2000, the Company had minimal sales and incurred principally administrative expenses.

    Net sales to Unaffiliated Customers:          2002        2001
                                                (In $000)   (In $000)
                                                ---------   ---------
    China                                       $ 14,255    $  5,347
    Canada                                         -0-          -0-
    Hong Kong                                      -0-           219
                                                --------    --------
                                                $ 14,255    $  5,566
                                                --------    --------
Income (loss) from operations:
    China                                       $  3,842    $  1,356
    Canada                                                      -0-
    Hong Kong                                      -0-          (108)
Other income                                       2,046         865
General corporate expenses                        (4,310)     (2,406)
                                                --------    --------
Net income (loss) as reported
  in the accompanying statements                $  1,578    $   (293)
                                                --------    --------

Identifiable assets:
    China                                       $ 26,495    $  7,508
    Hong Kong                                          0          27
General corporate assets                           1,239       1,298
                                                --------    --------
Total assets as reported
  in the accompanying balance sheet             $ 27,734    $  8,833
                                                --------    --------

      There were no inter-area sales in fiscal 2002 and 2001. Identifiable assets are those that are identifiable with operations in each geographical area. General corporate assets consist primarily of cash, cash equivalents, fixed assets, and prepayments. Sales are attributed to areas based on location of customers.

11.        RELATED PARTY TRANSACTIONS


      Due to the downsizing of the staff of TUC in prior years, the operations of the joint venture during the years ended June 30, 2002 and 2001 were carried out by the minority Chinese partner. At June 30, 2002 and 2001, TUC has a balance due from the minority Chinese partner of approximately $14,283,443 and $6,462,900, respectively. These amounts are net of an allowance for doubtful accounts of $607,715 and $163,684 at June 30, 2002 and 2001, respectively (see Notes 8and 17). The minority interest allocated to the minority partner of $2,424,092 and $0 at June 30, 2002 and 2001, respectively, also offsets this receivable.

      During fiscal 2002, 2001 and 2000, respectively, the Company incurred consulting and related expenses of approximately $857,000, $800,000 and $1,493,000 from officers and directors of the Company or its subsidiaries or companies controlled by these officers and directors. No payments have been made for the amounts incurred for the year ended June 30, 2000. $356,192 and $375,504 were paid for the years ended June 30, 2002 and 2001, respectively.

      Of the total expenses incurred, approximately $250,000 in 2002, $84,700 in 2001 and $182,800 in 2000 represent the value of common shares issued for services to Officers, shareholders or companies controlled by shareholders. The Officers entered into agreements with the Company in the year ended June 30, 1997 that entitled them to receive 500,000 and 100,000 shares, respectively, at the date the agreements were signed. Deferred compensation of $731,250 was recorded in the year ended June 30, 1997, and was amortized over the three year term of each agreement.


      In October 1999, the Company and Comadex Industries, Ltd. entered into a consulting agreement for the employment of Pak Cheung as the Company's Chairman and CEO. Pursuant to that agreement Comadex received 3,000,000 common shares for past services rendered, resulting in a charge to related party consultants expense of $750,000. Comadex shall receive an incentive of 1% of the capital raised in excess of $3,000,000 by Mr. Cheung for the Company or any Company subsidiary that is 50% or more owned by the Company.


      On September 9, 1999 a Company director loaned $100,000 to the Company. The loan bore interest at 6% per annum and was due in twelve months. The loan was convertible at the option of the Company director at the rate of $.35 per share, or into an aggregate of 285,714 shares of the Company's common stock. Another Director of the Company guaranteed the loan. At the date of the loan, the Company's common stock was trading at $.25 per share; therefore the loan did not contain a beneficial conversion feature. This loan was converted to 285,714 shares in October 2000.

12.        EQUITY LINE


      On October 25, 2000, the Company entered into an investment agreement with Swartz Private Equity L.L.C. ("Swartz") (the "Investment Agreement"). The Investment Agreement entitles the Company to issue and sell up to $30 million of the Company's common stock to Swartz subject to a formula based on the stock price and trading volume, from time to time over a three year period, following the effective date of a registration statement on Form S-1. The Securities and Exchange Commission declared the Company's registration statement on Form S-1 effective during the quarter ended December 31, 2000. The investment Agreement defines each issuance and sale as a "Put."

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

      The "market price" is the lowest bid price during the 20-day period preceding a Put.

      Each time the Company sells shares of its common stock to Swartz, it will also issue five year warrants to Swartz to purchase its common stock in an amount corresponding to 10% of the number of shares in the Put. Each warrant will be exercisable at 110% of the market price for the applicable Put.

      As consideration for making its financing commitment to the Company, Swartz was issued a warrant to purchase 1,200,000 shares of the Company's common stock exercisable at prices determined by a formula until October 25, 2005. The warrant was valued using the Black-Scholes option valuation model. The charge to operations for the years ended June 30, 2002 and 2001 was approximately $186,200 and $93,100, respectively.

      On August 28, 2001, the Company notified Swartz that the agreements and warrants issued to Swartz are void and unenforceable. On September 12, 2001, the Company was served a complaint filed by Swartz in state court in Fulton County, Georgia. In October 2001, the Company made a motion to dismiss the suit which is still pending . At that time the Company reversed the unamortized portion of prepaid expense of approximately $418,900 against paid-in capital (See Notes 9c and 18).

13. STOCK OPTIONS AND WARRANTS

      The Company has established two stock option plans for its employees, consultants and directors totaling 5,000,000 common shares. The maximum number of shares granted to any individual under the plans is 300,000. For the year ended June 30, 2000, certain employees exercised their options to purchase a total of 330,000 shares for $71,940. The shares were purchased by issuing promissory notes to the Company. The notes mature in five years. The notes are interest free in the first year and have an interest rate of 3% per annum for each subsequent year that the notes are outstanding. Partial or full repayment may be due prior to maturity if the employee sells part or all of the shares purchased. The repayment is equal to the ratio of the shares sold over the total shares purchased.

      On August 1, 1999 the Company entered into a one-year contract with a marketing consultant. As part of its fee, the consultant received three warrants from the Company, each representing 50,000 shares of the Company's common stock. Each of the warrants is exercisable for five years at the following dates and prices: a) warrant 1 - August 1, 1999 at $.75 per share; b) warrant 2 - February 1, 2000 at $1.50 per share and c) warrant 3 - August 1, 2000 at $3.00 per share.

      The following table summarizes information concerning currently outstanding and exercisable stock options and warrants:



                                                                                   Weighted
                                                                 Excerise           Average
             Contractual        Outstanding                        Price          Contractual
                 Life               at                              at                Life
                (Year)         June 30, 2002         %         June 30, 2002         (Year)

 Options           10           1,760,000          10.84%           0.218             1.08
 Options            5              75,000           0.46%           0.250             0.02
 Options            5             165,542           1.02%           0.285             0.05
 Options            5             216,817           1.34%           0.670             0.07
 Options           10             114,196           0.70%           0.191             0.07
 Warrants           3           1,500,000           9.24%           4.000             0.28
 Warrants           5              50,000           0.31%           0.750             0.02
 Warrants           5              50,000           0.31%           1.500             0.02
 Warrants           5              50,000           0.31%           3.000             0.02
 Warrants           5              46,800           0.29%           0.220             0.01
 Warrants           5           1,100,000           6.77%           0.285             0.34
 Options            5             120,000           0.74%           1.350             0.04
 Warrants           1             966,667           5.95%           1.200             0.06
 Warrants           1           9,823,996          60.50%           0.750             0.60
 Options            5              49,027           0.30%           0.760             0.02
 Warrants           1              75,000           0.46%           1.000             0.00
 Warrants           1              75,000           0.46%           1.500             0.00

                             ------------                                      -----------
Total                          16,238,045                                             2.70
                             ============                                      ===========





      On September 15 and December 21, 2000, the Company granted non-transferable options to its legal counsel to purchase 150,000 and 100,000 shares, respectively, of common stock at the market price of the stock at the dates of the grant. The options are valued using the Black-Scholes option pricing model and resulted in a charge to operations of approximately $152,500.



      The agreements covering these options contain anti-dilution provisions to adjust the number of options and the exercise prices for various changes, as defined in the agreements, of the common shares of the Company.



      Had the Company elected to recognize compensation expense for all options granted to employees using the fair value method prescribed by SFAS 123, the Company's net loss and net loss per share would be the pro forma amounts indicated below]:

                                                      Year Ended June 30,
                                           -------------------------------------
                                                2002         2001      2000
                                           -----------  ----------- ------------
           Net Income (Loss) as Reported   $ 1,578,108  $ (293,169) $(4,701,285)
           Pro Forma Net Loss                   --            --         --
           Loss Per Share as Reported           --            --         --
           Pro Forma Loss Per Share             --            --         --

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


14. FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS No. 107, "Disclosures about Fair Values of Financial Instruments", requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

      For certain financial instruments, including cash and cash equivalents, trade receivables and payable, and short-term debt, it was assumed that the carrying amount approximated fair value because of the near term maturities of such obligations. The fair values of long-term debt and long-term notes receivable were determined based on current rates at which the Company could borrow or advance funds with similar remaining maturities, which amount approximates its carrying value.

15. STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

      On May 15, 2002, the Company agreed to issue 43,011 shares of its common stock to a non-U.S. investor for the forgiveness of indebtedness in connection with the winding down of the business Edsoft Platforms (Canada), Inc. (see Note 6).

      On May 22, 2002, the Company entered into an agreement with a former consultant pursuant to which 250,000 shares of common stock were issued in settlement of, among other things, consulting services.

      For the years ended June 30, 2002, 2001 and 2000, the Company issued shares of common stock or common stock equivalents in lieu of cash payments for services rendered. The value of such services was $331,115, $925,887 and $765,000 respectively. The Company also issued 330,000 shares of common stock to employees exercising their stock options. The total price of the shares was $71,940 and was paid by the employees via promissory notes given to the Company.

      For the year ended June 30, 2001, the Company issued 285,714 shares of common stock through the conversion of a $100,000 loan from a Director. During that same year, the Company received $3,107,000 in loan proceeds. The loans with accrued interest, totaling $3,168,259, were converted to 10,537,529 shares of common stock during the year.

                                                  JUNE 30,
                                                  --------
                                    2002              2001          2000
                                    ----              ----          ----
      Interest Paid              $150,654           $158,824         ---
      Income Tax Paid               ---               ---            ---


16. AUTHORITATIVE PRONOUNCEMENTS

      In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of," while retaining many of the requirements of such statement. Implementation of this pronouncement did not have a material effect on the financial statements of the Company. The Company has adopted this statement for the current year (see note 2d).

      In June 2002, the FASB issued SFAS No. 146, "Accounting for the Cost Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting standards, and the Company will adopt it for the fiscal year ending June 30, 2003. The statement requires that the liability associated with exit or disposal costs be recognized when the liability is incurred, rather than at the date of commitment to an exit plan, as required by the previous standards. Under SFAS No. 146, the liability is initially recorded at fair value. Currently the Company does not believe that SFAS NO. 146 will have a material impact on its financial position or results of operations.



17. ALLOWANCE FOR BAD DEBTS

             For the Year
            Ended June 30,     Balance-     Charged to
                              Beginning      Expense       Charged to                     Balance-
                                                           Other Accts.    Deductions      Ending

                 2002         $200,097      $  ---          $   ---         $200,097       $   ---
                 2001         $200,097      $  ---          $   ---         $   ---
                 2000         $209,081      $  (8,984)      $   ---         $   ---        $200,097
       ALSO SEE NOTES 7 AND 12.

18. SUBSEQUENT EVENTS

      On September 30, 2002, the Company's motion to dismiss Swartz's complaint was denied (see Note 12). Counsel has advised the Company that the dismissal may validate the warrant held by Swartz; however, there is no determination at this point as to the likelihood of Swartz prevailing on the balance of its complaint. Due to the dismissal, the Company reinstated the unamortized portion of the prepaid expense that had been reversed against paid-in capital and amortized this as if the prepaid expense were outstanding for the entire year.

19. EQUITY INVESTMENT

      The Company owns approximately 32% of the common shares of Iconix International, Inc. ("Iconix") and accounts for this investment on an equity basis. The Company wrote-off this investment in December of 2001. The following is summarized financial information of Iconix as of June 30, 2001 and 2000 and for each of the fiscal years then ended.

                                                        2001            2000
                                                        ----            ----
      Current assets                                   $ 44,790      $ 70,000
      Non current assets                                353,274       206,473
      Current liabilities                                26,692       221,656
      Non current liabilities                           353,274            --
      Net sales                                         147,939       613,082
      Gross profit                                      148,527       262,087
      Income (loss) from continuing operations         (664,210)     (602,845)
      Net Income (loss)                               1,264,086      (602,845)

20. OTHER INCOME

      Edsoft Platforms (Canada), Inc. ceased operations during the year ended June 30, 2002 and on May 15, 2002, the Company reached a settlement with certain creditors of Edsoft Platforms (Canada), Inc. and recorded a $236,559 gain on the forgiveness of debt (See Note 6).

      Other Income also included VAT tax credits of $1,752,309 and $314,718 for the years ended June 30, 2002 and 2001, respectively. For the year ended June 30, 2001, the Company settled a lawsuit with a landlord, resulting in the reduction of a liability of $527,603.

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following table presents certain unaudited results of operations data for the interim quarterly periods during the years ended June 30, 2002 and 2001. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations in accordance with generally accepted accounting principles, have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year or any future period.

              ------------------------------------------------------------------------ ------------------------------------------
                                        2002                                                  2001
              ------------------------------------------------------------------------ ------------------------------------------
                    SEPT. 30,    DEC. 31,     MARCH 31,     JUNE 30,       SEPT. 30,        DEC. 31,      MARCH 31,    JUNE 30,
----------------- ------------ ------------ ------------- -------------- -------------- -------------- ------------ -------------
Revenues           $3,241,315   $4,061,008    $2,993,603     $3,959,491    $1,143,446       $359,379   $1,450,879     $2,612,335
----------------- ------------ ------------ ------------- -------------- -------------- -------------- ------------ -------------
Gross Profit       $2,059,682   $2,379,319    $2,169,126     $2,605,005    $  107,479        $46,291     $818,748     $1,437,678
----------------- ------------ ------------ ------------- -------------- -------------- -------------- ------------ -------------
Gross Profit              64%          59%           72%            66%             9%            13%          56%           55%
Margin
----------------- ------------ ------------ ------------- -------------- -------------- -------------- ------------ -------------
Operating            $576,982     $147,465      $379,632     $1,365,729    $(542,262)   $ (1,496,927)   $(143,496)    $  887,078
Income (Loss)
----------------- ------------ ------------ ------------- -------------- -------------- -------------- ------------ -------------
Net Income           $864,112    $ (7,237)       $50,554       $670,679     $(597,835)   $(1,566,746)   $(238,776)    $2,110,188
(Loss)
----------------- ------------ ------------ ------------- -------------- -------------- -------------- ------------ -------------
Earnings per
Share
----------------- ------------ ------------ ------------- -------------- -------------- -------------- ------------ -------------
-Basic                 $0.02         $0.00        $0.00          $0.01          $(.03)         $(.07)       $(.01)        $0.08
----------------- ------------ ------------ ------------- -------------- -------------- -------------- ------------ -------------
-Diluted               $0.02         $0.00        $0.00          $0.01          $(.03)         $(.07)       $(.01)        $0.08
----------------- ------------ ------------ ------------- -------------- -------------- -------------- ------------ -------------
