Form 10-Q
period 2002-09-30
TENGTU INTERNATIONAL CORP
filed 2002-11-19
CIK 847597

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from ...........to...............

Commission File Number 000-29957


                           TENGTU INTERNATIONAL CORP.
                           --------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   77-0407366
- -----------------------------------       ------------------------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                Identification Number)


                236 Avenue Road Toronto, Ontario Canada  M5R 2J4
         --------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 55,435,691 shares outstanding as of September 30, 2002.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements
-------  --------------------

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                 (unaudited)
                                                                                    As At          As At
                                                                                September 30,     June 30,
                                                                                     2002           2002
                                                                                     ----           ----
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                                      $    236,025    $    914,838
 Due from related party                                                            3,503,575       2,579,157
 Prepaid expenses                                                                  1,004,634       1,016,958

 Other receivables                                                                    26,682          22,197
                                                                                ------------    ------------
  Total Current Assets                                                             4,770,916       4,533,150

PROPERTY AND EQUIPMENT, net                                                          167,823         222,460
                                                                                ------------    ------------

OTHER ASSETS
    Due from related party                                                        14,497,209      14,497,209

 Notes receivable                                                                     11,881          11,881
 Equity Investment                                                                 4,450,755       4,469,600
 Restricted cash                                                                   4,000,000       4,000,000
                                                                                ------------    ------------
                                                                                  22,959,845      22,978,690
                                                                                ------------    ------------
TOTAL ASSETS                                                                    $ 27,898,584    $ 27,734,300
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                               $  1,099,792    $  1,092,231
 Accrued expenses                                                                    347,652         301,127
 Due to related party consultants                                                  2,000,080       2,012,522
 Short-term loan                                                                   2,029,856       1,883,428
 Other liabilities                                                                   420,748         434,644
                                                                                ------------    ------------
  Total Current Liabilities                                                        5,898,128       5,723,952
                                                                                ------------    ------------

OTHER LIABILITIES
 Long-term debt                                                                    3,744,800       3,744,800
 Convertible debentures, net of discount                                           1,383,368       1,360,585
                                                                                ------------    ------------
    Total Long-term Liabilities                                                    5,128,168       5,105,385
                                                                                ------------    ------------


STOCKHOLDERS' EQUITY
 Preferred stock, par value $.01 per share;
     authorized 10,000,000 shares;
     issued -0- shares                                                               --               --

 Common stock par value $.01 per share;
     authorized 100,000,000 shares;
     issued 55,514,111 shares and
     outstanding 55,435,691 shares at September 30, 2002

  (June 30, 2002 - 54, 201, 609 and 54,123,189)                                      554,357         541,232
 Additional paid in capital                                                       30,545,841      30,281,736
 Accumulated deficit                                                             (14,208,743)    (13,899,433)
 Accumulated other comprehensive income (loss):

  Cumulative translation adjustment                                                  (18,383)        (17,788)
                                                                                ------------    ------------
                                                                                  16,873,072      16,905,747
Less: Treasury stock, at cost, 78,420 common shares
                                                                                        (784)           (784)
                                                                                ------------    ------------
  Total Stockholders' Equity                                                      16,872,288      16,904,963
                                                                                ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 27,898,584    $ 27,734,300
                                                                                ============    ============

The accompanying notes are an integral part of the unaudited consolidated financial statements.



                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                    (unaudited)      (unaudited)
                                                   Three Months     Three Months
                                                       Ended            Ended
                                                   September 30,    September 30,
                                                       2002             2001
                                                       ----             ----

SALES                                              $  1,908,506    $  3,241,315
COST OF SALES                                           543,914       1,181,633
                                                   ------------    ------------
GROSS PROFIT                                          1,364,592       2,059,682

OPERATING EXPENSES
 Research and development                                 2,968
 General and administrative                             746,147         538,210
 Related party consultants                              102,279         218,727
 Collection provision                                    63,132         165,283
 Advertising                                                302              72
 Selling                                                440,151         538,702
 Depreciation                                            12,466          21,706
                                                   ------------    ------------
TOTAL OPERATING EXPENSES                              1,367,445       1,482,700

OPERATING INCOME (LOSS)                                  (2,853)        576,982
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
 Equity earnings (loss) in investee                     (18,845)           --
 Interest income                                            236           2,333
 Interest expense                                      (144,574)        (80,017)
 Other income                                           279,180         405,725
 Other expense                                                          (40,911)
                                                   ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                            115,997         287,130

INCOME (LOSS) BEFORE TAX AND MINORITY INTERESTS         113,144         864,112
                                                   ------------    ------------

INCOME TAX                                              130,913            --
                                                   ------------    ------------

INCOME (LOSS) BEFORE MINORITY INTERESTS                 (17,769)        864,112
                                                   ------------    ------------

MINORITY INTERESTS IN SUBSIDIARYS' INCOME               291,541            --
                                                   ------------    ------------

NET INCOME (LOSS)                                  $   (309,310)   $    864,112
                                                   ============    ============



WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                                50,703,411      46,282,701
Common stock equivalents                                              2,777,820
                                                   ------------    ------------
Diluted                                              50,703,411      49,060,521

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                                    (0.006)          0.019
                                                   ------------    ------------
Diluted                                                  (0.006)          0.018
                                                   ------------    ------------


The accompanying notes are an integral part of the unaudited consolidated financial statements.





                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                      (unaudited)   (unaudited)
                                                                     Three Months  Three Months
                                                                         Ended         Ended
                                                                     September 30, September 30,
                                                                         2002          2001
                                                                         ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                                      (309,310)      864,112
Adjustments to reconcile net income (loss) to net cash
 used by operating activities:
      Depreciation and amortization                                      51,975        80,665
      Loss on investment at equity                                       18,845          --
      Noncash compensation expense on equities issued for services       23,959       108,727
      Noncash interest expense - convertible debenture                   22,784        19,354
      Impaired assets written off                                         2,662          --
      Changes in operating assets and liabilities:
             Decrease (Increase) in operating assets:
                   Accounts receivable                                     --          13,766
                   Due from related party                              (924,418)   (3,928,515)
                   Prepaid expenses                                      12,324       (89,428)
                   Inventories                                             --          (6,414)
                   Other receivables                                     (4,485)       74,037
                   Other assets                                            --          60,059
             Increase (Decrease) in operating liabilities:
                   Accounts payable                                       7,561       169,461
                   Accrued expenses                                      46,525       142,095
                   Due to related party consultants                     (12,442)       30,000
                   Other liabilities                                    (13,896)      (58,531)
                                                                     ----------    ----------
                         Net Cash Used by Operating Activities       (1,077,916)   (2,520,612)

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                   --          (1,402)
                                                                     ----------    ----------
                         Net Cash Used by Investing Activities             --          (1,402)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from short-term loans                                    395,628          --
      Cash paid on short-term loan                                     (249,200)         --
      Cash received for shares, options and warrants issued             253,270     2,146,700
                                                                     ----------    ----------
                         Net Cash Provided by Financing Activities      399,698     2,146,700

EFFECT OF EXCHANGE RATE CHANGES ON CASH
                                                                           (595)      (11,287)

DECREASE IN CASH AND CASH EQUIVALENTS                                  (678,813)     (386,601)
                                                                     ----------    ----------

CASH AND CASH EQUIVALENTS, beginning of the period                      914,838     1,026,400

CASH AND CASH EQUIVALENTS, end of the period                            236,025       639,799
                                                                     ==========    ==========


The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTES

BASIS OF PRESENTATION

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to fairly present the interim financial information have been included. Results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. For further information, refer to the consolidated financial statements and notes thereto included in Tengtu International Corp. and Subsidiaries' annual report on Form 10-K for the fiscal year ended June 30, 2002.

1. Principles of Consolidation

           Tengtu International Corp. (the "Company") was incorporated in Delaware on May 6, 1988 as Galway Capital Corporation. On May 24, 1996 the Company changed its name to Tengtu International Corp. The Company's principal activities are carried out through Beijing Tengtu United Electronics Development, Co. Ltd. ("Tengtu United") a 57% owned Chinese joint venture company. The Company also has two subsidiaries, TIC Beijing Digital Pictures Co., Ltd. ("TIC Beijing") (wholly owned) and Edsoft Platforms (Canada) Ltd. ("Edsoft Canada") (60.2% owned). The subsidiary Edsoft Platforms (H.K.) Ltd. ("Edsoft H.K."), which was wholly owned by Edsoft Canada, was shutdown in fiscal 2002. These subsidiaries had limited operations during the three months ended September 30, 2002.

           Tengtu United is a provider of distance learning and e-education solutions, training and methodologies, in support of China's goals to modernize its K-12 education system.

           The Company contributed capital of $20,430,000 to Tengtu United, in which the minority Chinese partner, Tengtu China, has a 43% interest. No portion of the $20,430,000 has been allocated to the minority as the joint venture agreement that concerns the subsidiary assigns all rights to that contribution to the Company.

           The Company and Tengtu China agreed that the contribution of software and hardware Tengtu China to the joint venture had no fair market value at the time of the contribution. The joint venture, therefore, assigned a $0 value to these assets. Tengtu China also contributed a contract to Tengtu United that gives the joint venture the right to provide the Chinese public school system with certain educational materials, including software and textbooks. A value of $0 was assigned to the contract by the joint venture, as it could not create a reliable model of revenue streams or cash flows associated with the contract at the time of the contribution.

           Tengtu United has certain investments in the joint ventures with the divisions or provincial branches of the Chinese Ministry of Education. Although the Company's equity interest in each of the joint ventures is over 50%, the Company does not control the joint ventures due to participating rights exercised by the minority interest holders in the management of the joint ventures. The investments, therefore, are accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over the investees. (see Note 4).

2. Due from related party

           The Company has instructed Tengtu China to conduct all of Tengtu United's business with any Chinese government entity. Tengtu China administers the daily operations of Tengtu United: paying operating expenses, collecting receivables and remitting net operating profits to the Company. The Company has recorded the following amounts as due from Tengtu China as at September 30, 2002:

Current Assets
   Prior year balance                                $  2,579,157
   Advances related to working capital for operations 474,112 Profits from operations,
      net of minority interest                            450,306
                                                     ------------
   Due from Related Party                            $  3,503,575
                                                     ============

           Payment processes slower than those experienced in North America are not unusual in China, especially when dealing with a number of levels of government. Furthermore, in order to support the continuous expansion of China operations, the Company does not expect the repayment of working capital advances made to Tengtu China in the near term. In recognizing the different environment in which it is operating in China, the Company has classified US$14,497,209 of due from Tengtu China as long-term as of September 30, 2002.


           The totals of both current and long-term due from related party include a collection provision of $670,847.

3. Prepaid Expenses

           The majority of prepaid expenses is an advance of $577,675 to a software development company for work related to the Company's participation in the development of a central educational portal and repository in China. Also included in the prepaid expenses is $232,739 related to the warrants issued to Swartz Private Equity L.L.C. ("Swartz") in October 2000 as a fee for making an equity line available to the Company. The warrants are being amortized on a straight-line basis over their life of five years.

4. Equity Investment

           Tengtu China is entering into a joint venture, the China Broadband Education Resource Center ("CBERC"), with a division of the Chinese Ministry of Education on behalf of TUC. CBERC is established for the transmission of various educational tools to individual schools for an annual fee.

           Tengtu China is also forming joint ventures with various Chinese Provinces on behalf of TUC. One of these has already been formed in Shaanxi and three others are in the process of being organized. Each of these joint ventures is a Local Broadband Education Resource Center ("LBERC"). They will connect to CBERC and will contain their own educational and other materials mandated by the Provinces. This content will also be transmitted to individual schools for an annual fee.

           The Company, through Tengtu United, has advanced $4,469,600 for the formation of CBERC and the LBERCs. The Company accounts for these investments on the equity basis (see Note 1). CBERC has not been officially established as at September 30, 2002, hence, no equity earnings or losses are recorded. For the three months ended September 30, 2002, Shaanxi LBERC had limited operations which resulted in an equity loss of $18,845.

5. Restricted Cash

           The $4,000,000 in restricted US dollar denominated deposits at the Min Sheng Bank (of China) is used to secure a long-term loan from the same bank (see note 7).

6. Short-term loans

           On June 6, 2002 the Company received a bridge loan of $4,000,000 from Quest Ventures Ltd. ("Quest"). The loan is due on November 30, 2002 and earns interest at 12% annually, compounded monthly. The loan is collateralized by a security interest in all of the Company's property and a pledge of 10,015,812 of the Company's common stock owned by Orion Capital Incorporated ("Orion"), the Company's largest shareholder. Orion has also guaranteed the loan, and Mr. William Ballard, Orion's beneficial owner and the Chairman of the Company's Executive Committee, has guaranteed the payment of $2,500,000 due on or before July 5, 2002. This payment was paid by July 5, 2002, relieving Mr. Ballard of his guarantee. The balance of the loan at September 30, 2002 was $1,500,000. Subsequently, another $1,300,000 was paid to Quest on October 22, 2002, which reduced the loan balance to $200,000. In the event of a default, Quest loan agreement and Quest will have the rights granted to it pursuant to a General Security Agreement under which it has been granted security interests in all of the Company's assets. For the three months ended September 30, 2002, the interest expense on the Quest Ventures loan was $45,804.

           Orion advanced $395,628 to the Company for the general corporate and administrative expenditures during the quarter, which brings the total short-term loan from Orion to $529,858. Subsequent to the quarter ended September 30, 2002, Orion advanced an additional $94,605 to the Company to be used for general corporate purposes. The advance is due on demand and is interest free.


7. Long-term Debt

           On June 26, 2002, the Company borrowed approximately $3,745,000 in Chinese renminbi from Min Sheng Bank (of China). This line of credit bears interest at 5.58% and is payable in full on June 26, 2007. This line of credit is fully secured by $4,000,000 in restricted US dollar denominated deposits at the Min Sheng Bank. The interest expense in the three months ended September 30, 2002 was $48,006.

8. Convertible Debenture

           Pursuant to a $1,500,000 convertible debenture issued to Top Eagle Holdings, Ltd. ("Top Eagle") in December, 1999 and due December, 2003, the Company makes quarterly interest payments at a rate equal to the best lending rate of The Hong Kong and Shanghai Banking Corporation plus two percent (approximately 7% and 9% at September 30, 2002 and 2001, respectively). The total interest expense for the quarter ended September 30, 2002 was $50,763, which included the amortization of the discount on the convertible debenture of $22,784.

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



           As of the date of this report, Top Eagle has not taken any action based on any Event of Default. However, it has the right to do so at any time.

9. Related Party Transactions

           During the quarter ended September 30, 2002, the Company incurred consulting expenses of $102,279 from officers and directors of the Company or companies controlled by these officers and directors (September 30, 2001 - $218,727).

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

           The Agreement with Comadex and Mr. Cheung is currently the subject of a pending arbitration, which was commenced by those parties on or about September 25, 2002. The Statement of Claim filed in the arbitration alleges that Cheung and Comadex performed their obligations under the Consultant Agreement, that Cheung was terminated without cause and that Cheung and Comadex are entitled to the benefits and entitlements under the Consultant Agreement. As of the date of this report, the Company cannot determine if there will be any potential material liabilities associated with the arbitration beyond those called for by the terms of the Consultant Agreement. On September 30, 2002, Pak Kwan Cheung was removed as one of the Company's Directors.

           Under a contract dated December 21, 2000 between the Company and Orion Capital Inc. ("Orion"), a significant shareholder of the Company, William Ballard, will provide consulting services to the Company for a twenty-four month period that commenced in December 2000. As compensation for the services, the Company agreed to issue Orion 20,834 shares of Common Stock each month. During the quarter ended September 30, 2002, 62,502 shares of Common Stock were issued to Orion and a charge to compensation expense of $23,959 was recorded.

           As of November 15, 2002, Orion has advanced $624,463 on short-term basis to the Company for general corporate and administrative expenditures. The advance is due on demand and is interest free.

           Pursuant to a July 30, 2002 amended stock purchase agreement, the Company sold 1,000,000 shares of common stock to Mr. Fan Qi Zhang for $500,000 or $0.50 per share. The sale included 500,000 attached warrants to purchase common stock at $.75 per share. The Company received half of the $500,000 on June 12, 2002. Another $250,000 from Mr. Zhang was received in July 2002. Mr. Zhang is a member of the Company's Board of Directors and is the Chief Executive Officer and principal owner of the Company's joint venture partner, Tengtu China.

10. Taxes

           None of the subsidiaries are eligible to be consolidated into the Company's U.S income tax return, therefore, separate income tax provisions are calculated for the Company and each of its subsidiaries. For U.S. income tax purposes, the Company has recorded a deferred tax asset due to net operating loss carryforwards. The asset has been offset by a full valuation allowance, as the Company believes it is more likely than not that the losses will not be utilized. Tengtu United has an income tax "holiday" for its first profitable and four subsequent years as computed on a Chinese Tax basis, which is a hybridized cash basis of accounting. This holiday reduces income taxes by 100% for years one and two, and by 50% for years three through five. Tengtu United recorded net incomes in fiscal years ended June 30, 2001 and 2002. Consequently, the 50% of the regular income tax rate is applied to the incomes of fiscal 2003, which is estimated at 15%. In the quarter ended September 30, 2002, Tengtu United recorded pre-tax income of approximately $808,900 and an estimated income tax expense of $130,913.

11. Litigation

           The Company is party to litigation in the normal course of business. In management's opinion, the litigation will not materially affect the Company's financial position, results of operation or cash flow.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------  ---------------------------------------------------------------

OVERVIEW
---------

           Tengtu International Corp.'s (the "Company") business focuses on K-12 e-education in China which has approximately 800,000 schools and 250 million students. Through the Company's joint venture ("Tengtu United") and joint venture partner ("Tengtu China"), and, along with other companies, the Company works in cooperation with the Chinese central and Provincial Ministries of Education to implement an information technology solution for the Chinese schools to fulfill China's goal of making IT-based education and distance learning available to 90% of K-12 schools by 2010. Specifically, the Company is engaged in the following businesses:

o          sales of educational software to Chinese K-12 schools;

o development of the China Broadband Education Resource Centre ("CBERC") along with National Center for Audio/Visual Education ("NCAVE"). CBERC is an electronic resource center and portal containing educational materials that are transmitted to schools which download them daily via satellite and which will be accessible by Internet;

o development of Local Broadband Education Resources Centres ("LBERC"), along with several Chinese Provinces. The LBERCs will connect with CBERC and, in addition, will contain their own educational and other materials as mandated by the Provincial Ministries of Education. Like CBERC, content will be transmitted to schools daily via satellite and will also be available via Internet;

o sales of computer hardware and systems integration services to Chinese schools; and

o          teacher training in the use of information technology in education.

           The Company has instructed Tengtu China to conduct all of Tengtu United's business with any Chinese government entity. Tengtu United's Total Solution platform makes available via Intranet or Internet a comprehensive set of tools for computerized class instruction, on-line learning, school office administration, and management of educational and multimedia resources. The Total Solution platform is designed, in co-operation with NCAVE, to accommodate broadband Internet connections via satellite and cable and we believe it is an ideal tool to support distance learning.

           The Total Solution platforms are being installed under Operation Morning Sun, a project awarded to Tengtu China (on behalf of Tengtu United) by the Chinese Ministry of Education and through contracts with provincial education ministries.

           In April 2001 Tengtu China entered into a cooperation agreement with the Ministry of Education under which Tengtu United agreed to be the Ministry's operating and development partner for its (1) distance learning network in China and (2) CBERC. A similar initiative has been undertaken with provinces such as ShanDong, Sichuan, Shaanxi and Fujian for the development of LBERCs.

           In the fiscal year ended June 30, 2001 Tengtu United launched Operation Morning Sun in over 20 provinces, installing 3,017 Total Solution platforms in Phase I of the project. Phase II of Operation Morning Sun was launched in July 2001. 7292 Total Solution platforms were installed in the fiscal year ended June 30, 2002. In addition, 3,245 sets of satellite equipment and 1,748 packages of educational CD-ROM's were sold to schools in fiscal 2002. In the first quarter of fiscal 2003 (three months ended September 30, 2002), 1,181 Total Solution platforms were installed, 6 sets of satellite equipment and 58 packages of educational CD-ROM's were sold to schools. The September quarter has always been a low sales period due to the fact that schools were closed for the July and August summer break. In the same period last year (three months ended September 30, 2001), Tengtu United installed 1,743 Total Solution platforms, 300 sets of satellite equipment, and 650 packages of educational CD-ROM's were distributed to Chinese schools. Compared to the same period in 2001, the rate of installations was slow in the current quarter for two reasons:
(1) the Company and its joint venture partner were adjusting the product mix and performing and developing software upgrades, which the Company believes will benefit on-going operations, and (2) the Company and its joint venture partner were focusing on building the portal infrastructure for CBERC and LBERC.

           Tengtu China administers the daily operations of Tengtu United: paying operating expenses, collecting receivables and remitting net operating profits to Tengtu United. The amount of working capital required to carry out Operation Morning Sun has been higher than anticipated due to slow collections of accounts receivable by Tengtu China. This in turn has caused delays in Tengtu China's payment of net operating profits to Tengtu United.

           The Company believes that payment processes slower than those experienced in North America are not unusual in China, especially when dealing with a number of levels of government; however, the Company and Tengtu China are taking steps in conjunction with the Ministry of Education to reduce the payment cycle. In the quarter ended September 30, 2002, Tengtu China and the Agricultural Bank of China ("the Bank") entered into an agreement for the provision of an $18.5 million buyer's credit line to be made available to the Company's customers (K-12 and vocational schools) for the purchase of the Company's products and services. Tengtu China provides the guarantee for each loan that schools withdraw from the credit line. The implementation of this agreement can potentially shorten the collection cycle of accounts receivables.

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

           The Company's future success is dependent on its ability to raise additional capital to fund its new projects such as CBERC and LBERCs. Currently, the Company has the following capital commitments:

              The total capital requirement for the CBERC joint venture is RMB 71 million, or approximately $8,576,800, of which RMB 21 million, or approximately $2,536,800, has been funded. An additional RMB 30 million, or approximately $3,624,000, is required within 12 months after the establishment of the CBERC joint venture Company, which the Company believes will occur before the end of 2002, and RMB 20 million, or approximately $2,416,000, within 18 months after the establishment of the CBERC joint venture company. The total outstanding capital commitment to the CBERC joint venture is therefore currently RMB 50 million, or approximately $6,040,000.

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


LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Three Months Ended September 30, 2002
-------------------------------------

              For the three months ended September 30, 2002, net cash used by operating activities totaled $1,077,917. The net loss for the quarter, $(309,310), includes non-cash charges for depreciation and amortization of $51,975, equity loss on investment of $18,845, non-cash compensation expenses associated with the issuance of common shares for services of $23,959, non-cash interest expense of $22,784 related to convertible debentures, and impaired assets write-off of $2,662, resulting in a net cash decrease of $(189,085).

   Cash was further decreased by the increase of $924,418 in due from Tengtu China for working capital advances and net profits from operations. The decrease in prepaid expenses resulted in a favorable change of $12,324 to operating cash flow. In addition, a small increase of $4,485 in other receivables negatively impacted cash flow.

              The increase of $7,561 in accounts payable and $46,525 in accrued expenses are related to normal operating activities, which increased operating cash flow by $54,086. Due to related party consultants and other liabilities had small decreases of $12,442 and $13,896 respectively. After the elimination of several positions at the Company's head office, the compensation expenses paid to the related party consultants were reduced significantly. Hence, no compensation was deferred for the three months ended September 30, 2002.

           The Company did not make any investments during the quarter.

              Net cash flow from financing activities was $399,698. In the three months ended September 30, 2002, the Company borrowed, on a short-term basis, $395,628 from Orion Capital Incorporated ("Orion") for general corporate administrative use. Orion is owned by William Ballard, the Chairman of the Company's Board of Directors.

           On July 4, 2002, the Company paid $249,200 to Quest Ventures Ltd. ("Quest") to reduce the outstanding principal of a loan made on June 6, 2002 to $1,500,000. Subsequently, another $1,300,000 was paid to Quest in October and November 2002, which reduced the loan balance to $200,000. In the event of a default, Quest will have the rights granted to it pursuant to a General Security Agreement under which it has been granted security interests in all of the Company's assets.

           The net cash received from shares and options issued was $253,270 of which $250,000 was received in July 2002 from Fan Qi Zhang to purchase units consisting of two common shares and one warrant to purchase common shares at $.75 per share. The price of each unit was $1.00. Mr. Zhang is a member of the Company's Board of Directors and is the Chief Executive Officer and principal owner of the Company's joint venture partner. In addition, $3,270 was received to exercise 15,000 previously issued options, but shares have not been issued as of September 30, 2002.

           For the three months ended September 30, 2002, total cash paid for the interest expense was $121,123 and 62,502 shares were issued for consulting services. In addition, 250,000 shares of common stock were issued to 1334945 Ontario Limited on July 18, 2002 pursuant to a settlement agreement with Gregory Mavroudis and 1334945 Ontario Limited.

           Subsequent to the quarter ended September 30, 2002, Orion advanced an additional $94,605 to the Company for the general corporate use, which brings the total short-term loan from Orion to $624,463. The advance is due on demand and is interest free.


CONTRACTUAL OBLIGATIONS

   The following table summarizes the Company's contractual obligations at November 15, 2002.

Contractual                       Payments Due by Period
Obligations          Total          Less than 1 year         1 - 3 years        4 - 5 years     After 5 years
-----------          -----          ----------------         -----------        -----------     -------------
Short-term loans    $  824,463        $824,463 (1)
Long-term loans     $5,244,800                               $1,500,000 (2)     $3,744,800 (3)
Total Contractual   $6,069,263        $824,463               $1,500,000         $3,744,800
Obligations


(1) The short-term loan consists of $200,000 from Quest and $624,463 from Orion. $1,300,000 of the loan from Quest Ventures was paid in October and November 2002. The remainder of $200,000 is due November 30, 2002.

(2) The $1,500,000 convertible debenture issued to Top Eagle Holdings, Ltd. is due December 15, 2003.

(3) The $3,744,800 long-term loan secured by $4,000,000 deposited in the same bank, Min Sheng Bank, is due June 26, 2007.


Three Months Ended September 30, 2001
---------------------------------------

           For the three months ended September 30 2001, net cash used by operating activities totaled $2,520,612.

           The net income for the period, $864,112, included such non-cash charges as depreciation and amortization $80,665, non-cash compensation expenses associated with the issue of shares of Common Stock for services $108,727, and non-cash interest expense related to convertible debentures $19,353, resulting in a net cash increase of $1,072,857.

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

OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 and 2001

Revenues
--------

                     2002                     2001
                    ------                   ------
                  $1,908,506               $3,241,315

   Compared to the same period in 2001, revenues were lower for the quarter ended September 30, 2002 for two main reasons: (1) the Company and its joint venture partner were adjusting the product mix and performing and developing software upgrades, which the Company believes will benefit on-going operations, and (2) The Company and its joint venture partner were focusing on building the portal infrastructure for CBERC and LBERC.

           During the three months ended September 30, 2002, Tengtu United installed 1,181 Total Solution platforms at an average unit price of $1,549, for total revenue of $1,828,036, or 96% of sales. Tengu China also installed 6 sets of satellite equipment for $3,097 and 58 resource CDs for $3,696. Sales of other e-education products and services through Tengtu China were $45,139. The total Tengtu United/Tengtu China operations accounted for 99% of sales. Other miscellaneous revenue from TIC Beijing accounted for the remaining $27,542 in revenue.

   Tengtu United sales for the three months ended September 30, 2001 were $3,241,315. 91% of these sales were derived from sales to 2,693 schools under Operation Morning Sun. This total included installing Total Solution platforms in 1,678 schools and installing Total Solution platforms with satellite equipment in 65 schools (revenue of $2,719,081), selling educational CD-ROMs to 650 schools ($54,503 in revenue) and shipping satellite equipment to 300 schools ($124,451 in revenue). Most of this activity took place in late August and September 2001 due to fact that schools were closed for the July and August summer break. Other sources of revenue for Tengtu United include installation projects in Inner Mongolia and Henan province ($255,596 in revenue), sale of Microsoft products ($41,391 in revenue) and other sales ($23,843 in revenue). Sales of educational software and services by TIC Beijing were $22,450.


Gross Profit (Loss)
-------------------

                    2002                      2001
                   ------                    ------
                  $1,364,592               $2,059,682

           For the three months ended September 30, 2002, the overall gross margin associated with sales under Operation Morning Sun was 74%, of which $1,364,099 was for Total Solution platforms at 75% or $1,155 per platform, $915 was for satellite equipment at 30%, $402 was for educational CD-ROMs at 11%, and $18,999 was for other educational software and services, at 42%. The platforms contributed to almost all of the gross profit, and the gross margin is consistent with the rate in the same period last year.

           For the three months ended September 30, 2001, overall gross margins associated with sales under Operation Morning Sun were 72%: 76% for Total Solution platforms, 36% for satellite equipment and 2% for educational CD-ROMs.

General and Administrative Expenses
-----------------------------------

                     2002                      2001
                    ------                    ------
                  $746,147                  $538,210


           For the three months ended September 30, 2002, general and administrative expenses increased $207,937 compared to the same period in 2001. An increase of $171,553 in the administrative expenses related to China operations contributed to the most of the increases. The remaining increases are due to the higher legal and audit fees of Tengtu International Corp.

           For the three months ended September 30, 2001, the general and administrative expenses incurred by Tengtu United amounted to $102,825 and were comparable to previous periods. The major components of the remaining balance were legal fees and travel expenses for activities in the Company's Toronto and Vancouver offices.


Related Party Consultants
-------------------------

                     2002                      2001
                    ------                    ------
                  $ 102,279                 $ 218,727

    Related party consultants' expense decreased due to the elimination of some executive positions and the lower market values for the shares issued to consulting services.


Collection Provision
--------------------

                    2002                      2001
                   ------                    ------
                  $63,132                  $165,283

    The collection provision represents an estimate of potential bad debts associated with sales by Tengtu United in China. This provision is included in due from related party. Compared to the same period in 2001, the amount of collection provision is lower in the three months ended September 30, 2002 due to lower sales in China.

Selling Expense
---------------

                    2002                      2001
                   ------                    ------
                  $440,151                  $538,702

           In the three months ended September 30, 2002, selling expense decreased primarily due to lower sales and Tengtu United's focus on the collection of accounts receivables.

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


Equity Losses in Investee
-------------------------


                                 2002                             2001
                               -------                           ------
                               $(18,845)                         $ 0

           The equity losses in investee relate to the Company's investment in the Shaanxi LBERC joint venture. The joint venture was established at the end of fiscal 2002 and had limited operations for the three months ended September 30, 2002. The loss was primarily due to the start-up expenses for the joint venture.

Interest Expense
----------------

                    2002                      2001
                   ------                    ------
                  $144,574                  $ 80,017

   The interest expense for the three months ended September 30, 2002 consists of interest on the Top Eagle loan, Quest Ventures loan and the Ming Shen Bank loan in China. The interest expense for the same period in 2001 consisted of interest on the Top Eagle loan and the H.K. $2,000,000 loan to EdSoft Canada, which was eliminated pursuant to a settlement in May 2002. The increase was primarily due to the interests on the Quest Ventures loan and the Ming Shen Bank loan.


Other Income
------------

                    2002                      2001
                   ------                    ------
                  $279,180                  $405,725


   Other income consists of credits for value added tax (VAT) paid in China for the sales related to Operation Morning Sun.

Minority Interests in Subsidiary's Income
-----------------------------------------

                    2002                      2001
                   ------                    ------
                  $291,541                  $ 0

   Pursuant to the joint venture agreement, 43% of Tengtu United's net profit was allocated to Tengtu China and a $291,541 minority interest was recorded for the three months ended September 30, 2002.

   For the three months ended September 30, 2001, Tengtu United's net profits did not exceed its accumulated losses from prior years. Accordingly, no minority interest expense was recorded for the three months ended September 30, 2001.


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

   The Company established an allowance for doubtful accounts of $670,847 at September 30, 2002, which are reserves against related party receivables. The Company believes any credit risk beyond this amount would be negligible.

   At September 30, 2002, the Company had approximately $4,236,000 of cash in banks uninsured.

   The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

   For the three months ended September 30, 2002, approximately 99% of sales were generated through Tengtu United. Receivables related to these sales transactions are grouped together with amounts due from a related party, Tengtu China, in the Company's financial statements. For the three months ended September 30, 2002 and 2001, while the Company recorded sales pursuant to agreements with the Chinese Ministry of Education, no single school customer accounted for more than 10% of total sales.

MARKET RISK SENSITIVE INSTRUMENTS
---------------------------------

FINANCIAL INSTRUMENT                              CARRYING VALUE      FAIR VALUE
--------------------                              --------------      ----------

Instruments entered into for trading purposes

NONE

Instruments entered into for
other than trading purposes

     Cash and Cash equivalents
          United States                                $  -           $  -
          Foreign                                         236,025        236,025
                                                       ----------     ----------
                  Total                                $  236,025     $  236,025
                                                       ==========     ==========

     Accounts payable
          United States                                $  945,651     $  945,651
          Foreign                                         154,141        154,141
                                                       ----------     ----------
                  Total                                $1,099,792     $1,099,792
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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

           Certain statements in this report which are not historical facts or information are forward-looking statements, including, but not limited to, the information set forth in the Management's Discussion and Analysis section above. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievement of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the United States, China and Canada; the ability of the Company to implement its business strategy; the Company's access to financing; the Company's ability to successfully identify new business opportunities; the Company's ability to attract and retain key executives; the Company's ability to achieve anticipated cost savings and profitability targets; changes in the industry; competition; the effect of regulatory and legal restrictions imposed by foreign governments; the effect of regulatory and legal proceedings and other factors discussed in the Company's Form 10 and 10-K filings. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievements of the Company. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

Item 4.    Controls and Procedures
-------    -----------------------

           As of November 14, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.

           Based upon their evaluation of the Company's internal controls within 90 days of the date of this report, the President and Chief Financial Officer of the Company have determined that the effectiveness of such controls is satisfactory. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to November 14, 2002.

                           PART II - OTHER INFORMATION
                           ---------------------------



Item 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------

           Pursuant to a contract with Orion Capital Incorporated ("Orion"), William Ballard is to provide consulting services to the Company for a 24-month period that commenced in December 2000. As compensation for the services provided under the consulting agreement, the Company is obligated to issue Orion 20,834 shares of Common Stock each month. During the quarter ended September 30, 2002, the Company issued 62,502 shares of Common Stock to Orion. The issuance of the shares was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for the exemption are that Mr. Ballard and Orion are accredited investors.

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


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

Index of Exhibits required by Item 601 of regulation S-K:

3.1 Articles of Incorporation (filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference);

3.2 By-Laws (filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference);

4.1 Stock Purchase Agreement for Purchasers in private placements in October and November, 2001;

4.2 Amended Warrants issued to investors in private placements in October and November, 2001;

4.3 Special Warrant issued to investors in a private placement which closed June 20, 2002;

5.1 Opinion re: Legality of the securities being registered;

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

10.19 English translations of April 9, 2001 Cooperation Agreement on Establishment of "Morning Sun Resources Center under National Center for Audio/Visual Education of Ministry of Education" and supplemental memorandum between Tengtu China and us (filed as part of our Form 10-Q filed on May 15, 2001 and incorporated herein by reference);

10.20 English translation of Extension to Operation Morning Sun (filed as part of our Form 10-Q filed on May 15, 2001 and incorporated herein by reference);

10.21 Additional Supplemental Agreement between Tengtu China and us dated April 25, 2001 (filed as part of our Form S-1/A filed on August 7, 2001 and incorporated herein by reference);

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

10.28 Loan Agreement among Tengtu International Corp., Orion Capital Incorporated and Quest Ventures, Ltd. (filed as part of our registration statement on Form S-1 filed on August 14, 2002 and incorporated herein by reference);

10.29 July 22, 2002 Supplemental Agreement between Tengtu International Corp. and Lifelong.com, Inc. (filed as part of our registration statement on Form S-1 filed on August 14, 2002 and incorporated herein by reference);

10.30 English Translation of July 22, 2002 Cooperation Agreement between the National Center for Audio and Visual Education and Beijing Jiade Tengtu Science and Technology Group Companies (filed as part of our registration statement on Form S-1 filed on August 14, 2002 and incorporated herein by reference);

10.31 English translation of December 18, 2002 Framework Agreement between Shaanxi Provincial Center for Audio Visual Education and Beijing Tengtu TianDi Network Co., Ltd. (filed as part of our registration statement on Form S-1 filed on August 14, 2002 and incorporated herein by reference);

10.32 Amended understanding between Tengtu China and Tengtu International Corp. Governing Activities in China Relating to Operation Morning Sun National Center For Audio/Visual Education and the Ministry of Education, dated as of April 25, 2001 (filed as part of our registration statement on Form S-1 filed on August 14, 2002 and incorporated herein by reference);

10.33 English translation of Cooperation Agreement between the Agriculture Bank of China and Beijing Jiade Tengtu Scientific and Technology Group entered into in September, 2002.

10.34 English translation of Strategic Cooperation Agreement dated July 16, 2002 between Lan Chao (Beijing Electronics Information Industry Co., Ltd. and Beijing Tengtu Science & Technology Group Co., Ltd.



(b) No reports on Form 8-K have been filed for the fiscal quarter ended September 30, 2002.

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

Date: November 19, 2002                                  John Watt
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

                                                            President
                                                --------------------------------
                                                             (Title)
Date: November 19, 2002                                 Peng Lin
     -----------------                         --------------------------------
                                                             (Name)

                                                       /s/ Peng Lin
                                                --------------------------------
                                                           (Signature)

                                                  Chief Financial Officer
                                                --------------------------------
                                                          (Title)

                                  CERTIFICATION

           Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John Watt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tengtu International Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      November 19, 2002


/s/ John Watt
John Watt
President

                                  CERTIFICATION

           Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Peng Lin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tengtu International Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      November 19, 2002


/s/ Peng Lin
Peng Lin
Chief Financial Officer