Form 10-Q/A
period 2002-09-30
TENGTU INTERNATIONAL CORP
filed 2003-02-19
CIK 847597

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               (AMENDMENT NO. 1)

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

                                EXPLANATORY NOTE

Tengtu International Corp. (the "Company") is filing this amendment to its Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002 in order to restate the Consolidated Financial Statements and make the appropriate conforming revisions to "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company and its Audit Committee determined that this restatement was appropriate. The net effect of this restatement for the quarter ended September 30, 2002 is as follows: (i) a decrease in sales of $1,270 thousand, from $1,908 thousand to $638 thousand;
(ii) a decrease in gross profit of $1,189 thousand, from $1,365 thousand to $176 thousand; (iii) a decrease in operating expenses associated with sales of $87 thousand, from $1,367 thousand to $1,280 thousand; (iv) an increase in interest income of $63 thousand; (v) a decrease in other income associated with sales of $200 thousand, from $279 thousand to $79 thousand; (vi) income tax decreased from $131 thousand to $0; (vii) minority interest in subsidiary's income decreased from $291 thousand to $0; (viii) net loss increased by $816 thousand from ($309) thousand to ($1,125) thousand; (ix) an increase in loss per common share of $0.016 basic to ($0.022) basic. For additional detail of the transactions involved in the restatement and their impact on the Consolidated Financial Statements, See Note 12 of the Notes to Consolidated Financial Statements.





                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements
-------  --------------------

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                 (unaudited)
                                                                                    As At          As At
                                                                                September 30,     June 30,
                                                                                     2002           2002
                                                                                     ----           ----
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                                      $    236,025    $    914,838
 Due from related party                                                            2,624,529       2,579,157
 Prepaid expenses                                                                  1,004,634       1,016,958

 Other receivables                                                                    89,390          22,197
                                                                                ------------    ------------
  Total Current Assets                                                             3,954,578       4,533,150

PROPERTY AND EQUIPMENT, net                                                          167,823         222,460
                                                                                ------------    ------------

OTHER ASSETS
    Due from related party                                                        14,497,209      14,497,209

 Notes receivable                                                                     11,881          11,881
 Equity Investment                                                                 4,450,755       4,469,600
 Restricted cash                                                                   4,000,000       4,000,000
                                                                                ------------    ------------
                                                                                  22,959,845      22,978,690
                                                                                ------------    ------------
TOTAL ASSETS                                                                    $ 27,082,246    $ 27,734,300
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                               $  1,099,792    $  1,092,231
 Accrued expenses                                                                    347,652         301,127
 Due to related party consultants                                                  2,000,080       2,012,522
 Short-term loan                                                                   2,029,856       1,883,428
 Other liabilities                                                                   420,748         434,644
                                                                                ------------    ------------
  Total Current Liabilities                                                        5,898,128       5,723,952
                                                                                ------------    ------------

OTHER LIABILITIES
 Long-term debt                                                                    3,744,800       3,744,800
 Convertible debentures, net of discount                                           1,383,368       1,360,585
                                                                                ------------    ------------
    Total Long-term Liabilities                                                    5,128,168       5,105,385
                                                                                ------------    ------------


STOCKHOLDERS' EQUITY
 Preferred stock, par value $.01 per share;
     authorized 10,000,000 shares;
     issued -0- shares                                                               --               --

 Common stock par value $.01 per share;
     authorized 100,000,000 shares;
     issued 55,514,111 shares and
     outstanding 55,435,691 shares at September 30, 2002

  (June 30, 2002 - 54, 201, 609 and 54,123,189)                                      554,357         541,232
 Additional paid in capital                                                       30,545,841      30,281,736
 Accumulated deficit                                                             (15,025,081)    (13,899,433)
 Accumulated other comprehensive income (loss):

  Cumulative translation adjustment                                                  (18,383)        (17,788)
                                                                                ------------    ------------
                                                                                  16,056,735      16,905,747
Less: Treasury stock, at cost, 78,420 common shares
                                                                                        (784)           (784)
                                                                                ------------    ------------
  Total Stockholders' Equity                                                      16,055,951      16,904,963
                                                                                ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 27,082,246    $ 27,734,300
                                                                                ============    ============

The accompanying notes are an integral part of the unaudited consolidated financial statements.



                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                    (unaudited)      (unaudited)
                                                   Three Months     Three Months
                                                       Ended            Ended
                                                   September 30,    September 30,
                                                       2002             2001
                                                       ----             ----

SALES                                              $    638,646    $  3,241,315
COST OF SALES                                           462,902       1,181,633
                                                   ------------    ------------
GROSS PROFIT                                            175,744       2,059,682

OPERATING EXPENSES
 Research and development                                 2,968
 General and administrative                             746,147         538,210
 Related party consultants                              102,279         218,727
 Collection provision                                    18,104         165,283
 Advertising                                                302              72
 Selling                                                397,569         538,702
 Depreciation                                            12,466          21,706
                                                   ------------    ------------
TOTAL OPERATING EXPENSES                              1,279,834       1,482,700

OPERATING INCOME (LOSS)                              (1,104,090)        576,982
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
 Equity earnings (loss) in investee                     (18,845)           --
 Interest income                                         62,944           2,333
 Interest expense                                      (144,574)        (80,017)
 Other income                                            78,917         405,725
 Other expense                                                          (40,911)
                                                   ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                            (21,558)        287,130

INCOME (LOSS) BEFORE TAX AND MINORITY INTERESTS      (1,125,648)        864,112
                                                   ------------    ------------

INCOME TAX                                                    0            --
                                                   ------------    ------------

INCOME (LOSS) BEFORE MINORITY INTERESTS              (1,125,648)        864,112
                                                   ------------    ------------

MINORITY INTERESTS IN SUBSIDIARYS' INCOME                     0            --
                                                   ------------    ------------

NET INCOME (LOSS)                                  $ (1,125,648)   $    864,112
                                                   ============    ============



WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                                50,703,411      46,282,701
Common stock equivalents                                              2,777,820
                                                   ------------    ------------
Diluted                                              50,703,411      49,060,521

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                                    (0.022)          0.019
                                                   ------------    ------------
Diluted                                                  (0.022)          0.018
                                                   ------------    ------------


The accompanying notes are an integral part of the unaudited consolidated financial statements.





                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                      (unaudited)   (unaudited)
                                                                     Three Months  Three Months
                                                                         Ended         Ended
                                                                     September 30, September 30,
                                                                         2002          2001
                                                                         ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                                    (1,125,648)      864,112
Adjustments to reconcile net income (loss) to net cash
 used by operating activities:
      Depreciation and amortization                                      51,975        80,665
      Loss on investment at equity                                       18,845          --
      Noncash compensation expense on equities issued for services       23,959       108,727
      Noncash interest expense - convertible debenture                   22,784        19,354
      Impaired assets written off                                         2,662          --
      Changes in operating assets and liabilities:
             Decrease (Increase) in operating assets:
                   Accounts receivable                                     --          13,766
                   Due from related party                               (45,372)   (3,928,515)
                   Prepaid expenses                                      12,324       (89,428)
                   Inventories                                             --          (6,414)
                   Other receivables                                    (67,193)       74,037
                   Other assets                                            --          60,059
             Increase (Decrease) in operating liabilities:
                   Accounts payable                                       7,561       169,461
                   Accrued expenses                                      46,525       142,095
                   Due to related party consultants                     (12,442)       30,000
                   Other liabilities                                    (13,896)      (58,531)
                                                                     ----------    ----------
                         Net Cash Used by Operating Activities       (1,077,917)   (2,520,612)

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                   --          (1,402)
                                                                     ----------    ----------
                         Net Cash Used by Investing Activities             --          (1,402)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from short-term loans                                    395,628          --
      Cash paid on short-term loan                                     (249,200)         --
      Cash received for shares, options and warrants issued             253,270     2,146,700
                                                                     ----------    ----------
                         Net Cash Provided by Financing Activities      399,698     2,146,700

EFFECT OF EXCHANGE RATE CHANGES ON CASH
                                                                           (595)      (11,287)

DECREASE IN CASH AND CASH EQUIVALENTS                                  (678,813)     (386,601)
                                                                     ----------    ----------

CASH AND CASH EQUIVALENTS, beginning of the period                      914,838     1,026,400

CASH AND CASH EQUIVALENTS, end of the period                            236,025       639,799
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

           The Company contributed capital of $20,430,000 to Tengtu United, in which the minority Chinese partner, Tengtu China, has a 43% interest. No portion of the $20,430,000 has been allocated to the minority as the joint venture agreement that concerns the subsidiary assigns all rights to that contribution
o the Company.

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

2. Due from related party

           The Company has instructed Tengtu China to conduct all of Tengtu United's business with any Chinese government entity. Tengtu China administers the daily operations of Tengtu United: paying operating expenses, collecting receivables and remitting net operating profits to the Company. The Company has recorded the following amounts as due from Tengtu China as at September 30, 2002:

Current Assets
   Prior year balance                                $  2,579,157
   Advances related to working capital for operations     474,113
   Profits from operations,
      net of minority interest                           (428,741)
                                                     ------------
   Due from Related Party                            $  2,624,529
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


           The totals of both current and long-term due from related party include a collection provision of $625,819.

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

5. Restricted Cash

           The $4,000,000 in restricted US dollar denominated deposits at the Min Sheng Bank (of China) is used to secure a long-term loan from the same bank (see note 7). This deposit earns interest at 6.15% annually and the interest income is paid on a semi-annual basis. The interest income accrued for the quarter is $62,708.

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

12.        Restatement

           Due to a computer input error in the quarter ended September 30, 2002, the units of satellite equipment sold during the quarter was erroneously recorded as the units of platform sold, and vice versa. Since the platform has a higher average unit sales price and a higher average gross margin than satellite equipment, the error resulted in higher sales and higher net losses for the quarter ended September 30, 2002. The Company has also accrued a quarterly interest income for the restricted cash deposited in Min Sheng Bank (of China). The impact of the restatement is summarized below.



                                                             As Filed         Restatement Items          Restatement

Sales                                                       $1,908,506           $(1,269,860)            $638,646
Cost of Sales                                                  543,914               (81,012)             462,902
Gross Profit                                                 1,364,592            (1,188,848)             175,744
Operating Expenses                                           1,367,445               (87,610)           1,279,834
Interest income                                                    236                62,708               62,944
Other income                                                   279,180              (200,263)              78,917
Income Tax                                                     130,913              (130,913)                   0
Minority Interest Income in Subsidiary's Income                291,541              (291,541)                   0
Net Income (Loss)                                            (309,310)              (816,338)          (1,125,648)

Due from related party                                       3,503,575              (879,046)           2,624,529

Other receivables                                               26,682                 62,708              89,390

Accumulative Deficit                                      (14,208,743)              (816,338)         (15,025,081)
Earnings (Loss) Per Common Share:
   Basic                                                      $(0.006)               $(0.016)             $(0.022)
   Diluted                                                    $(0.006)               $(0.016)             $(0.022)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------  ---------------------------------------------------------------

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

           The Company has instructed Tengtu China to conduct all of Tengtu United's business with any Chinese government entity as its agent. Accordingly, Tengtu China administers the daily operations of Tengtu United: paying operating expenses, collecting receivables and remitting net operating profits to Tengtu United.

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

           The success of Tengtu's Total Solution application platform provided an initial basis for the Company to establish its position in the China K-12 market as a leader in education solutions while enabling the Ministry of Education policy objectives for IT education to be met at the individual school level. Tengtu's software application enabled schools in less-advantaged areas to provide a computerized learning environment in parity with schools in economically advanced regions. Tengtu's software application therefore succeeded in addressing the important priority objectives for the modernization of China's education system, while providing an initial core profitable business for the company.

           When Tengtu China was awarded the co-operative agreements to be the Chinese Ministry of Education's operating and development partner for the national e-education portal and distance learning network (CBERC), and the key strategic provincial portals (LBERCs), it required the Company to undergo major readjustments in how it would engage the marketplace on a system-wide basis versus school-by-school based on platform sales to individual schools. Accordingly, now, instead of selling products to individual schools, the focus is on selling products to entire schools districts all at once. These readjustments were required to address potentially significant new revenue streams represented by the greater opportunities going forward.

           Tengtu's distribution channels for its products and services will now encompass a nation-wide satellite system, an education portal ("e-portal") infrastructure at the provincial, local and city/district levels. Previously, the sales channels were through local branch offices of the Chinese Ministry of Education and on a school-by-school basis.

           The Company believes that the new distribution channels will enable Tengtu to rapidly increase the number of client schools for its software and services more efficiently district by district, province by province and create captive markets for its products and services under a system-wide marketing approach.

           While Tengtu will still be selling its software application platform, its "Total Solution", it is now evolving to be able to offer a greater product mix of not only platforms, but e-portals, satellite connectivity, "campus-end" software and product for administration and e-learning in WAN and LAN systems, system integration services, e-publishing content and training centers.

           This has required Tengtu to undertake a major effort and commitment of resources in the first quarter of fiscal 2003 to re-engineer its product lines and to develop the portal infrastructure to support the new business opportunities going forward. At the same time, previous policies and strategies with regard to marketing and payment of accounts have been re-adjusted to the requirements of supporting growth of the business ahead. Specifically, Tengtu has focused on the collection of past due receivables and e-portal design and development. This has required a slow-down of platform installations and implementation of new marketing and distribution channels. This work is being completed to ensure that platform sales and new streams of revenue will be available to the Company as it engages the market at significant new levels in the latter quarters of fiscal year 2003.

           As a result of the foregoing activities, which constituted a restructuring of Tengtu's business in China and because schools were closed during the quarter ended September 30, 2002, only 6 Total Solution platforms were installed, 1,115 sets of satellite equipment, and 58 packages of educational CD's were sold to schools.

          In the same period last year (three months ended September 30, 2001), Tengtu China installed 1,743 Total Solution platforms, 300 sets of satellite equipment, and 650 packages of educational CD-ROM's were distributed to Chinese schools. Since Shaanxi LBERC joint venture started its business at the end of June 2002, it has been purchasing and selling Tengtu products. In the first quarter of fiscal 2003, 66 sets of satellite equipment were sold to the joint venture.

           With respect to the Company's focus on the collection of receivables, in October 2002, Tengtu China and the Agricultural Bank of China (the "Bank") entered into an agreement for the provision of an $18.5 million buyer's credit line to be made available to the Company's customers (K-12 and vocational schools) for the purchase of the Company's products and services. Tengtu China provides the guarantee for each loan that schools withdraw from the credit line. Use of the Agriculture Bank credit facility also required Tengtu to adjust its marketing strategy from school by school to district by district to efficiently use the Bank's authority in each area. This strategy is in alignment with Tengtu's overall system wide marketing strategy.

           The Company believes that this credit facility will reduce its receivable balances going forward and allow for a "pay as you go" client payment policy giving the Company access to greater cash flow to sustain its operations and growth in the market.

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


LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Three Months Ended September 30, 2002
-------------------------------------

              For the three months ended September 30, 2002, net cash used by operating activities totaled $1,077,917. The net loss for the quarter, $(1,125,648), includes non-cash charges for depreciation and amortization of $51,975, equity loss on investment of $18,845, non-cash compensation expenses associated with the issuance of common shares for services of $23,959, non-cash interest expense of $22,784 related to convertible debentures, and impaired assets write-off of $2,662, resulting in a net cash decrease of $(1,005,423).

   Cash was further decreased by the increase of $45,372 in due from Tengtu China for working capital advances and net profits from operations. The decrease in prepaid expenses resulted in a favorable change of $12,324 to operating cash flow. In addition, an increase of $67,193 in other receivables was primarily due to the accrued interest income of the restricted cash deposit.

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

OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 and 2001

Revenues
--------

                     2002                     2001
                    ------                   ------
                   $638,646               $3,241,315

           As discussed above, during the quarter ended September 30, 2002, the Company underwent a major restructuring of its marketing strategy and product mix in China. As the CBERC and LBERC projects proceed, Tengtu China will now engage the marketplace on a system-wide basis versus school-by-school, as was done previously, based on the platform sales to individual schools. At the same time, Tengtu China has been focusing on re-engineering the Company's product lines and developing the portal infrastructure to support the new business opportunities going forward.

           In addition, with the implementation of Agriculture Bank of China credit facility, Tengtu China is required to adjust its marketing strategy from school-to-school to district-by-district which is in alignment with the Company's overall system wide marketing strategy. These major restructuring steps required Tengtu to undertake a significant effort and commitment of resources in the first quarter of fiscal 2003, therefore contributed to a slow-down of platform installations.

          During the three months ended September 30, 2002, Tengtu China only installed 6 Total Solution platforms for total revenue of $9,292. Majority of sales came from the installation of satellite equipment which generated $575,607 in revenue. Tengtu also sold 58 resource CDs for $3,691. Sales of other e-education products and services through Tengtu China were $22,513. The total Tengtu United/Tengtu China operations accounted for 96% of sales. Other miscellaneous revenue from TIC Beijing accounted for the remaining $27,542 in revenue.

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


Gross Profit (Loss)
-------------------

                    2002                      2001
                   ------                    ------
                  $175,744               $2,059,682

          For the three months ended September 30, 2002, the overall gross margin associated with Tengtu United sales was 30%, of which $6,930 was for Total Solution platforms at 75%, $169,236 was for satellite equipment at 29%, $402 was for educational CD-ROMs at 11%, and $18,999 was for other educational software and services. The decrease in overall margin was due to the fact that the majority of gross profits were generated by satellite equipment which has a lower average gross margin than platforms.

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


Collection Provision
--------------------

                    2002                      2001
                   ------                    ------
                  $18,104                  $165,283

    The collection provision represents an estimate of potential bad debts associated with sales by Tengtu United in China. This provision is included in due from related party. Compared to the same period in 2001, the amount of collection provision is lower in the three months ended September 30, 2002 due to lower sales in China.

Selling Expense
---------------

                    2002                      2001
                   ------                    ------
                  $397,569                  $538,702

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


Other Income
------------

                    2002                      2001
                   ------                    ------
                  $78,917                  $405,725


   Other income consists of credits for value added tax (VAT) paid in China for the sales related to Operation Morning Sun.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

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

   The Company established an allowance for doubtful accounts of $625,819 at September 30, 2002, which are reserves against related party receivables. The Company believes any credit risk beyond this amount would be negligible.

   At September 30, 2002, the Company had approximately $4,236,000 of cash in banks uninsured.

   The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

   For the three months ended September 30, 2002, approximately 96% of sales were generated through Tengtu United. Receivables related to these sales transactions are grouped together with amounts due from a related party, Tengtu China, in the Company's financial statements. For the three months ended September 30, 2002 and 2001, while the Company recorded sales pursuant to agreements with the Chinese Ministry of Education, no single school customer accounted for more than 10% of total sales.

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

Date:  February 19, 2003                                   John Watt
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
Date: February 19, 2003                                     Peng Lin
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

                                                       /s/ Peng Lin
                                                --------------------------------
                                                           (Signature)

                                                  Chief Financial Officer
                                                --------------------------------
                                                          (Title)

                                  CERTIFICATION

           Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John Watt, certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of Tengtu International Corp.;


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

Date:      February 19, 2003

/s/ John Watt
John Watt
President

                                  CERTIFICATION

           Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Peng Lin, certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of Tengtu International Corp.;

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

Date:      February 19, 2003

/s/ Peng Lin
Peng Lin
Chief Financial Officer