Form 10-Q
period 2002-12-31
TENGTU INTERNATIONAL CORP
filed 2003-02-19
CIK 847597

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 57,588,193 shares outstanding as of February 18, 2003.


                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements
-------  --------------------


                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                           (Unaudited)
                                                             As At            As At
                                                           December 31,      June 30,
                                                              2002            2002
                                                          ------------    ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                               $    130,689    $    914,838
  Due from related party                                     2,701,119       2,579,157
  Prepaid expenses                                             989,660       1,016,958
  Other receivables
                                                                35,198          22,197
                                                          ------------    ------------
    Total Current Assets                                     3,856,666       4,533,150

PROPERTY AND EQUIPMENT, net                                    147,321         222,460
                                                          ------------    ------------

OTHER ASSETS
    Due from related party                                  14,497,209      14,497,209
  Notes receivable
                                                                11,881          11,881
  Long-term Investment                                       4,453,122       4,469,600
  Restricted cash                                            4,000,000       4,000,000
                                                          ------------    ------------
                                                            22,962,212      22,978,690
                                                          ------------    ------------
TOTAL ASSETS                                              $ 26,966,199    $ 27,734,300
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                        $    950,182    $  1,092,231
  Accrued expenses                                             345,744         301,127
  Due to related party consultants                           2,006,092       2,012,522
  Short-term loan (include convertible debenture)            2,264,418       1,883,428
  Other liabilities                                            423,628         434,644
                                                          ------------    ------------
    Total Current Liabilities                                5,990,063       5,723,952
                                                          ------------    ------------

OTHER LIABILITIES
  Long-term debt                                             3,744,800       3,744,800
  Convertible debentures, net of discount
                                                                   -         1,360,585
                                                          ------------    ------------
     Total Long-term Liabilities                             3,744,800       5,105,385
                                                          ------------    ------------


STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share; authorized
    10,000,000 shares; issued -0- shares                            -               -
                                                          ------------    ------------
  Common stock par value $.01 per share; authorized
    100,000,000 shares; issued and outstanding
    57,567,359 shares (2002 - 54,123,189)                      574,674         541,232
  Additional paid in capital                                32,413,900      30,281,737
  Accumulated deficit                                      (15,739,956)    (13,899,433)
  Accumulated other comprehensive income (loss):
    Cumulative translation adjustment                          (17,499)        (17,788)
                                                          ------------    ------------
                                                            17,252,120      16,905,748
Less: Treasury stock, at cost, 78,420 common shares
                                                                  (784)           (784)
                                                          ------------    ------------


      Total Stockholders' Equity                            17,231,336      16,904,963
                                                          ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 26,966,199    $ 27,734,300
                                                          ============    ============

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                    (unaudited)     (unaudited)
                                                    Six Months      Six Months
                                                      Ended           Ended
                                                    December 31,    December 31,
                                                       2002            2001
                                                   ------------    ------------
SALES                                              $  1,172,833    $  7,302,323
COST OF SALES                                           784,221       2,863,323
                                                   ------------    ------------
GROSS PROFIT                                            388,611       4,439,000

OPERATING EXPENSES
  Research and development                                2,968         377,986
  General and administrative                          1,179,024       1,332,816
  Related party consultants                             203,271         414,145
  Collection provision                                   22,001         242,927
  Advertising                                            11,778
  Selling                                               796,489       1,051,730
  Depreciation                                           31,162         295,026
                                                   ------------    ------------
TOTAL OPERATING EXPENSES                              2,246,693       3,714,630

OPERATING INCOME (LOSS)                              (1,858,082)        724,370
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
  Equity earnings (loss) in investee                    (16,478)              0
  Interest income                                       125,909           3,342
  Interest expense                                     (267,304)       (126,974)
  Other income                                          145,775         961,380
  Other expense                                          29,659         (69,478)
                                                   ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                             17,560         768,270

INCOME (LOSS) BEFORE TAX AND MINORITY INTERESTS      (1,840,522)      1,492,640

INCOME TAX

INCOME (LOSS) BEFORE MINORITY INTERESTS              (1,726,023)      1,492,640

MINORITY INTERESTS IN SUBSIDIARYS'-INCOME                     0         635,844

NET INCOME (LOSS)                                  $ (1,840,522)   $    856,796
                                                   ============    ============



WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                                51,478,634      52,682,685
Common stock equivalents                                    -         2,043,668
                                                   ------------    ------------
Diluted                                              52,682,685      50,276,159
                                                   ============    ============

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                                   $(0.036)         $0.018
Diluted                                                 $(0.036)         $0.017

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                  (unaudited)         (unaudited)
                                                  Three Months       Three Months
                                                     Ended              Ended
                                                   December 31,       December 31,
                                                      2002               2001
                                                   ------------    ------------
SALES                                              $    534,187    $  4,061,008
COST OF SALES                                           321,319       1,681,689
                                                   ------------    ------------
GROSS PROFIT                                            212,867       2,379,319

OPERATING EXPENSES
  Research and development                                    0         377,986
  General and administrative                            432,877         794,606
  Related party consultants                             100,993         195,418
  Collection provision                                    3,898          77,496
  Advertising                                            11,476
  Selling                                               398,920         513,028
  Depreciation                                           18,696         273,320
                                                   ------------    ------------
TOTAL OPERATING EXPENSES                                966,860       2,231,854

OPERATING INCOME (LOSS)                                (753,992)        147,465
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
  Equity earnings (loss) in investee                      2,367               0
  Interest income                                        62,964           1,008
  Interest expense                                     (122,731)        (46,957)
  Other income                                           92,028         555,655
  Other expense                                           4,489         (28,564)
                                                   ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                             39,117         481,142

INCOME (LOSS) BEFORE TAX AND MINORITY INTERESTS        (714,875)        628,607

INCOME TAX

INCOME (LOSS) BEFORE MINORITY INTERESTS                (714,875)        628,607

MINORITY INTERESTS IN SUBSIDIARYS'-INCOME                     0         635,844


NET LOSS                                           $   (714,875)   $     (7,237)
                                                   ============    ============


WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                                52,253,857      49,472,296
Common stock equivalents                                    -               -
                                                   ------------    ------------
Diluted                                              52,253,857      49,472,296
                                                   ============    ============

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                                   $(0.014)        $(0.000)
Diluted                                                 $(0.014)        $(0.000)


The accompanying notes are an integral part of the unaudited consolidated financial statements.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                               (unaudited)    (unaudited)
                                                                Six Months    Six Months
                                                                  Ended         Ended
                                                                December 31,  December 31,
                                                                   2002          2001
                                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                              $(1,840,522)   $  856,796
Adjustments to reconcile net loss to net cash
 used by operating activities:
  Depreciation and amortization                                     72,477       307,527
  Loss on investment at equity                                      16,478           -
  Noncash compensation expense on equities issued for services      50,835       174,145
  Noncash interest expense - convertible debenture                  46,301        42,674
  Impaired assets written off                                        2,662
Changes in operating assets and liabilities:
 Decrease (Increase) in operating assets:
      Accounts receivable                                              -          16,578
      Due from related party                                      (121,962)   (2,729,167)
      Prepaid expenses                                              27,298      (771,543)
      Inventories                                                      -           2,452
      Other receivables                                            (13,002)       74,037
      Other assets                                                     -         195,486
Increase (Decrease) in operating liabilities:
      Accounts payable                                             (142,049)      365,624
      Accrued expenses                                              44,617        80,620
      Due to related party consultants                              (6,430)      317,832
      Other liabilities                                            (11,015)     (314,754)
                                                                ----------    ----------
           Net Cash Used by Operating Activities                (1,874,312)   (1,381,693)
                                                                ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment                              -          (5,895)
       Due from related party                                          -      (5,940,000)
                                                                ----------    ----------
           Net Cash Used by Investing Activities                       -      (5,945,895)
                                                                ----------    ----------


CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from short-term loans                               723,304
      Cash paid on short-term loan                              (1,749,200)
      Cash received for shares, options and warrants issued      2,115,770     7,740,450
                                                                ----------    ----------
           Net Cash Provided by Financing Activities             1,089,874     7,740,450
                                                                ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                290       (10,228)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (784,149)      402,634

CASH AND CASH EQUIVALENTS, beginning of the period                 914,838     1,026,400

CASH AND CASH EQUIVALENTS, end of the period                       130,689     1,429,034
                                                                ==========    ==========


The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTES

BASIS OF PRESENTATION

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to fairly present the interim financial information have been included. Results for the three months ended December 31, 2002 and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. For further information, refer to the consolidated financial statements and notes thereto included in Tengtu International Corp. and Subsidiary's annual report on Form 10-K for the fiscal year ended June 30, 2002.

1. Principles of Consolidation

           Tengtu International Corp. (the "Company") was incorporated in Delaware on May 6, 1988 as Galway Capital Corporation. On May 24, 1996 the Company changed its name to Tengtu International Corp. The Company's principal activities are carried out through Beijing Tengtu United Electronics Development, Co. Ltd. ("Tengtu United") a 57% owned Chinese joint venture company. The Company also has two subsidiaries, TIC Beijing Digital Pictures Co., Ltd. ("TIC Beijing") (wholly owned) and Edsoft Platforms (Canada) Ltd. ("Edsoft Canada") (60.2% owned). The subsidiary Edsoft Platforms (H.K.) Ltd. ("Edsoft H.K."), which was wholly owned by Edsoft Canada, was shutdown in fiscal 2002. These subsidiaries had limited operations during the three months ended December 31, 2002.

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

2. Due from related party

           The Company has engaged Tengtu China, as its agent, to conduct all of Tengtu United's business with any Chinese government entity. As agent, Tengtu China administers the daily operations of Tengtu United: paying operating expenses, collecting receivables and remitting net operating profits to the Company. The Company has recorded the following amounts as due from Tengtu China as at December 31, 2002:

Current Assets
   Prior year balance                                 $ 2,579,157
   Advances related to working capital for operations     643,099
   Profits from operations,
      net of minority interest                           (521,137)
                                                      ------------
   Due from Related Party                             $ 2,701,119
                                                      ============

           Payment processes slower than those experienced in North America are not unusual in China, especially when dealing with a number of levels of government. Furthermore, in order to support the continuous expansion of China operations, the Company does not expect the repayment of working capital advances made to Tengtu China in the near term. In recognizing the different environment in which it is operating in China, the Company has classified US$14,497,209 of due from Tengtu China as long-term as of December 31, 2002.

           The totals of both current and long-term due from related party include a collection provision of $629,716.

3. Prepaid Expenses

           The majority of prepaid expenses is an advance of $590,493 to a software development company for work related to the Company's participation in the development of a central educational portal and repository in China. Also included in the prepaid expenses is $186,191 related to the warrants issued to Swartz Private Equity L.L.C. ("Swartz") in October 2000 as a fee for making an equity line available to the Company. The warrants are being amortized on a straight-line basis over their life of five years.


4. Equity Investment

           Tengtu China is entering into a joint venture, the China Broadband Education Resource Center ("CBERC"), with a division of the Chinese Ministry of Education on behalf of TUC. CBERC is being established for the transmission of various educational tools to individual schools for an annual fee.

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

           The Company, through Tengtu United, has advanced $4,469,600 for the formation of CBERC and the LBERCs. The Company accounts for these investments on the equity basis (see Note 1). CBERC has not been officially established as at December 31, 2002, therefore, no equity earnings or losses are recorded. For the three months ended December 31, 2002, Shaanxi LBERC had limited operations which resulted in an equity income of $2,367, which brings the total equity loss in the six months ended December 31, 2002 to $(16,478).


5. Restricted Cash

           $4,000,000 in restricted US dollar denominated deposits at the Min Sheng Bank (of China) is used to secure a long-term loan from the same bank (see note 7). This deposit earns interest at 6.15% annually and the interest income is paid on a semi-annual basis. The interest income for the three months ended December 31, 2002 is $62,708. The total interest income for the six month period is $125,416.


6. Short-term loans

           On June 6, 2002 the Company received a bridge loan of $4,000,000 from Quest Ventures Ltd. ("Quest"). The loan was due on November 30, 2002 and earned interest at 12% annually, compounded monthly. The loan was collateralized by a security interest in all of the Company's property and a pledge of 10,015,812 of the Company's common stock owned by Orion Capital Incorporated ("Orion"), the Company's largest shareholder. Orion also guaranteed the loan, and William Ballard, Orion's beneficial owner and the Chairman of the Company's Board of Directors, guaranteed the payment of $2,500,000 due on or before July 5, 2002. This payment was paid by July 5, 2002, relieving Mr. Ballard of his guarantee. The balance of the loan at September 30, 2002 was $1,500,000. Subsequently, this balance of $1,500,000 was paid in full to Quest by November 30, 2002. For the quarter ended December 31, 2002, the interest expense on the Quest loan was $19,519. For the six month period, the total interest expense was $65,323.

           Orion advanced $327,676 to the Company for the general corporate and administrative expenditures during the quarter, which brings the balance of short-term loan from Orion to $857,532 as of December 31, 2002. Subsequent to the quarter end, Orion advanced an additional $20,000 to the Company to be used for general corporate purposes. The advance is due on demand and is interest free.

           The total short-term loan also included the convertible debenture net of discount that has been reclassified from long-term debt to short-term debt (see note 8).

7. Long-term Debt

           On June 26, 2002, the Company borrowed approximately $3,745,000 in Chinese renminbi from Min Sheng Bank (of China). This line of credit bears interest at 5.58% and is payable in full on June 26, 2007. This line of credit is fully secured by $4,000,000 in restricted US dollar denominated deposits at the Min Sheng Bank. The interest expense in the quarter December 31, 2002 was $52,820. The total interest expense for the six month period was $100,826.


8. Convertible Debenture

           Pursuant to a $1,500,000 convertible debenture issued to Top Eagle Holdings, Ltd. ("Top Eagle") in December 1999 and due December 2003, the Company makes quarterly interest payments at a rate equal to the best lending rate of The Hong Kong and Shanghai Banking Corporation plus two percent (approximately 7% at December 31, 2002 and June 30, 2002, respectively). The total interest expense for the quarter ended December 31, 2002 was $50,391 which included the amortization of the discount on the convertible debenture of $23,517. The total interest expense for the six month period was $101,154 which included the amortization of the discount on the convertible debenture of $46,301.

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

           Since the Top Eagle debenture is due on December 15, 2003, the Company has reclassified the convertible debenture net of discount, $1,406,885 to short-term loan.

9. Related Party Transactions

           During the quarter ended December 31, 2002, the Company incurred consulting expenses of $100,993 from officers and directors of the Company or companies controlled by these officers and directors (December 31, 2001 - $195,418). The consulting expenses for the six month period was $203,271 (December 31, 2001 -- $414,145).

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


           Under a contract dated December 21, 2000 between the Company and Orion Capital Inc. ("Orion"), a significant shareholder of the Company, William Ballard, provides consulting services to the Company. The terms for a twenty-four month period that commenced in December 2000. As compensation for the services, the Company agreed to issue Orion 20,834 shares of Common Stock each month. During the quarter ended December 31, 2002, 62,502 shares of Common Stock were issued to Orion and a charge to compensation expense of $26,876 was recorded.

           For the six month period, 125,004 shares of common stock were issued to Orion and a charge to compensatioin expense of $50,835 was recorded.

           As of December 31, 2002, Orion has advanced $857,532 on short-term basis to the Company for general corporate and administrative expenditures. The advance is due on demand and is interest free.


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

           When Tengtu China was awarded the co-operative agreements to be the Chinese Ministry of Education's operating and development partner for the national e-education portal and distance learning network (CBERC), and the key strategic provincial portals (LBERCs), it required the Company to undergo major readjustments in how it would engage the marketplace on a system-wide basis, versus school-by-school, based on platform sales to individual schools. Accordingly, now, instead of selling products to individual schools, the focus is on selling products to entire schools district all at once. These readjustments were required to address potentially significant new revenue streams represented by the greater opportunities going forward.

           Tengtu's distribution channels for its products and services will now encompass a nation-wide satellite system and an education portal ("e-portal") infrastructure at the provincial, local and city/district levels.

           The Company believes that the new distribution channels will enable Tengtu to rapidly increase the number of client schools for its software and services more efficiently district-by-district, province by province and create captive markets for its products and services under a system-wide marketing approach.

           While Tengtu will still be selling its software application platform, its "Total Solution", it is now evolving to be able to offer a greater product mix of not only platforms, but e-portals, satellite connectivity, "campus-end" software and product for administration and e-learning in WAN and LAN systems, system integration services, e-publishing content and training centers.

           This has required Tengtu to undertake a major effort and commitment of resources in the first and second quarters of fiscal 2003 to re-engineer its product lines and to develop the portal infrastructure to support new business opportunities going forward. At the same time, previous policies and strategies with regard to marketing and payment of accounts have been re-adjusted to the requirements of supporting growth of the business ahead. Specifically, Tengtu has focused on the collection of past due receivables and e-portal design and development. This has caused a slow-down of platform installations and implementation of new marketing and distribution channels. This work is being completed to ensure that platform sales and new streams of revenue will be available to the Company as it engages the market at significant new levels in the latter quarters of fiscal year 2003.

           As a result of the foregoing activities, which constituted a restructuring of Tengtu's business in China, and because schools were closed during the quarter ended September 30, 2002, only 6 Total Solution platforms were installed, 1,181 sets of satellite equipment, and 58 packages of educational CD-ROM's were sold in the first quarter of fiscal 2003. Since ShaanXi LBERC joint venture started its business the end of June 2002, it has been purchasing and selling Tengtu products. Of the 1,181 sets of satellite equipment sold in the first quarter of fiscal 2003, 66 of them were sold to ShaanXi LBERC joint venture.

           Because restructuring activities continued in the second quarter of fiscal 2003 (three months ended December 31, 2002), only 22 Total Solution platforms were installed, 460 sets of satellite equipment and 730 packages of educational CD-ROM's were sold to schools. Of the 460 sets of satellite equipment sold in the second quarter, 440 of them were sold to ShaanXi LBERC joint venture.

           With respect to the Company's focus on the collection of receivables, in October 2002, Tengtu China and the Agricultural Bank of China ("the Bank") entered into an agreement for the provision of an $18.5 million buyer's credit line to be made available to the Company's customers (K-12 and vocational schools) for the purchase of the Company's products and services. Tengtu China provides the guarantee for each loan that schools withdraw from the credit line. Use of the Agriculture Bank credit facility also required Tengtu to adjust its marketing strategy from school-by-school to district-by-district to efficiently use the Bank's authority in each area. This strategy is in alignment with Tengtu's overall system wide marketing strategy.

           The Company believes that this credit facility will reduce its receivable balances going forward and allow for a "pay as you go" client payment policy giving the Company access to greater cash flow to sustain its operations and growth in the market.

Six Months Ended December 31, 2002
----------------------------------

           For the six months ended December 31, 2002, net cash used by operating activities totaled $1,874,313. The net loss for the six months, $(1,840,522), includes non-cash charges for depreciation and amortization of $72,477, equity loss on investment of $16,478, non-cash compensation expenses associated with the issuance of common shares for services of $50,835, non-cash interest expense of $46,301 related to convertible debentures, and impaired assets write-off of $2,662, resulting in a net cash decrease of $(1,651,769).

           Cash was further decreased by the increase of $121,962 in due from Tengtu China for working capital advances and net profits from operations. The decrease in prepaid expenses resulted in a favorable change of $27,298 to operating cash flow. In addition, a small increase of $13,002 in other receivables was primarily due to the increase of tax refund that has not yet received.

           The Company used the cash raised in private placements, primarily in the second quarter of fiscal 2003, to reduce its outstanding accounts payables. For the six months ended December 31, 2002, the accounts payable have decreased $142,049. An increase of $44,617 in accrued expenses was primarily due to the accrued legal expenses. Due to related party consultants and other liabilities had small increases of $6,430 and $11,015 respectively. After the elimination of several positions at the Company's head office, the compensation expenses paid to related party consultants were reduced significantly. Therefore, no compensation was deferred for the six months ended December 31, 2002.

      The Company did not make any investments during the second quarter of fiscal 2003.

      Net cash flow from financing activities was $1,089,874. In the six months ended December 31, 2002, the Company borrowed, on a short-term basis, $723,304 from Orion Capital Incorporated ("Orion") for general corporate administrative purposes. Orion is owned by William Ballard, the Chairman of the Company's Board of Directors.

      On July 4, 2002, the Company paid $249,200 to Quest Ventures Ltd. ("Quest") to reduce the outstanding principal of a loan made on June 6, 2002 to $1,500,000. Subsequently, this balance of $1,500,000 was paid in full to Quest by November 30, 2002.

      The net cash received from shares and options issued was $2,115,770 of which $250,000 was received in July 2002 from Fan Qi Zhang to purchase units consisting of two common shares and one warrant to purchase common shares at $.75 per share. The price of each unit was $1.00. Mr. Zhang is a member of the Company's Board of Directors and is the Chief Executive Officer and principal owner of the Company's joint venture partner. Between October to December 2002, the Company sold 1,725,000 Special Warrants to a group of non-U.S. investors in two private placements for gross proceeds of $862,500. In the private placement transactions, the Company issued an aggregate of 862,500 Units consisting of two Special Warrants at a price of $1.00 per Unit for gross proceeds of $862,500. Each outstanding special warrant entitles the holder to receive, without the payment of additional consideration, one share of the Company's common stock and one-half of one share warrant ("Purchase Warrants"). Each whole share warrant entitles the holder thereof to purchase one additional share of common stock at a price of $.75. In November 2002, the Company also sold 2,000,000 shares of common stock and 1,000,000 attached warrants to a group of U.S. investors for gross proceeds of $1,000,000 in a separate private placement. Each attached warrant entitles the holder to purchase one additional share of common stock at a price of $.75.

      For the six months ended December 31, 2002, total cash paid for the interest expense was $221,003. 125,004 shares of common stock were issued for consulting services. 90,000 shares of common stock were issued for options exercised.

      Subsequent to the quarter ended December 31, 2002, Orion advanced an additional $20,000 to the Company for the general corporate use, which brings the total short-term loan from Orion to $877,532. The advance is due on demand and is interest free.


CONTRACTUAL OBLIGATIONS

   The following table summarizes the Company's contractual obligations at February 18, 2003.

-----------------------------------------------------------------------------------------------------------------------------------
                                        Payment Due by Period
-----------------------------------------------------------------------------------------------------------------------------------
Contractual Obligation        Total            Less than 1 year                   1 - 3 years      4 - 5 years      After 5 years
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Short-term loans            $2,377,532         $2,377,532 (1) (2)
-----------------------------------------------------------------------------------------------------------------------------------
Long-term loans             $3,744,800                                                             $3,744,800 (3)
-----------------------------------------------------------------------------------------------------------------------------------
Total
Contractual
Obligation                  $6,122,332         $2,377,532                                          $3,744,800
-----------------------------------------------------------------------------------------------------------------------------------

(1) Part of the short-term loan is borrowed from Orion. As of December 31, 2002, the balance of Orion loan is $857,532. Subsequently, Orion loaned another $20,000 to the Company for general corporate use. The total short-term loan from Orion is $877,532. The loan is due on demand and interest free.

(2) The rest of short-term loan is the $1,500,000 convertible debenture issued to Top Eagle Holdings, Ltd. The loan is due December 15, 2003.

(3) The $3,744,800 long-term loan secured by $4,000,000 deposited in the same bank, Min Sheng Bank, is due June 26, 2007.


Six Months Ended December 31, 2001
----------------------------------

   For the six months ended December 31, 2001, net cash used by operating activities totaled $1,381,693.

   The net income for the period, $856,796, included such non-cash items as depreciation and amortization $307,527, non-cash compensation expenses associated with the issue of shares of Common Stock for services $174,145 and non-cash interest expense related to convertible debentures $42,674.

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



OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

Revenues
- --------

                     2002                     2001
                    ------                   ------
                  $1,172,833               $7,302,323


Six Months Ended December 31, 2002

           As discussed above, during the six months ended December 31, 2002, the Company underwent a major restructuring of its marketing strategy and product mix in China. As the CBERC and LBERC projects proceed, Tengtu China will now engage the marketplace on a system-wide basis versus school-by-school, as was done previously, based on the platform sales to individual schools. At the same time, Tengtu China has been focusing on re-engineering the Company's product lines and developing the portal infrastructure to support the new business opportunities going forward.

           In addition, with the implementation of Agriculture Bank of China credit facility, Tengtu China is required to adjust its marketing strategy from school-to-school to district-by-district which is in alignment with the Company's overall system wide marketing strategy. These major restructuring steps required Tengtu to undertake a significant effort and commitment of resources in the first and second quarter of fiscal 2003, thereby contributing to a slow-down of platform installations.

           Tengtu United sales for the six months ended December 31, 2002 were $1,125,177. This total included sales of Total Solution platforms for $32,007, sets of satellite equipment for $634,554, and educational CD-ROMs for $75,293. More importantly, included in the sales was $535,715 other products and services sales (34% of Tengtu United sales), which represented campus-end products, teacher training materials, and technical support services. These sales will grow to a bigger portion of overall Tengtu sales with the implementation of Tengtu's new marketing strategy and new product mix. Total Tengtu United/Tengtu China operations accounted for 97% of the consolidated sales. Other miscellaneous revenue from TIC Beijing accounted for the remaining $47,656 in revenue.

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


Gross Profit (Loss)
-------------------

                    2002                      2001
                   ------                    ------
                  $388,611                $4,439,000

Six Months Ended December 31, 2002

           For the six months ended December 31, 2002, the overall gross margin associated with Tengtu United/Tengtu China sales was 36%, of which $22,561 was for Total Solution platforms at 70%, $166,551 was for satellite equipment at 26%, $21,796 was for educational CD-ROMs at 29%, and $194,691 was for other products and services, at 51%. The decrease in overall margin, as compare to the same period last year, was due to the fact that the majority of gross profits were generated by satellite equipment and campus-end products and services which have lower average gross margins than platforms. Specifically, 506 sets of satellite equipment sold to ShaanXi LBERC joint venture generate no gross profit since Tengtu United is selling products to the joint venture at a discount in order to help ShaanXi LBERC to establish its market shares quickly. In turn, the profits that ShaanXi LBERC generated by selling Tengtu's products will be realized in Tengtu's equity income for its share of ownership in the joint venture.


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

General and Administrative Expenses
-----------------------------------

                     2002                      2001
                    ------                    ------
                  $1,179,024                 $1,332,816

           For the six months ended December 31, 2002, general and administrative expenses decreased $153,792 compared to the same period in 2001. The decrease was mainly due to an expense credit of $277,838 from the Company's joint-venture partner, Tengtu China. The total general and administrative expenses incurred by Tengtu United amounted to $215,364. At the head office in Toronto, majority of the expenses were legal and professional fees $470,976 and financing related expenses $118,276. The Company also spent $50,810 in communication and regulatory filings and $41,716 in travel related activities.

           The general and administrative expenses incurred by Tengtu United amounted to $388,283 and were comparable to previous periods. The major components of the remaining balance were legal and professional fees $451,925 and travel expenses $132,163 related to activities in the Company's Toronto and Vancouver offices.


Related Party Consultants
-------------------------

                     2002                      2001
                    ------                    ------
                   $203,271                  $414,145

   Related party consultants' expense relates to staff that manages technical developments and financing activities in North America. Related party consultants' expense decreased due to the elimination of some executive positions and the lower market values for the shares issued to consulting services.


Collection Provision
--------------------

                    2002                      2001
                   ------                    ------
                  $22,001                   $242,927

           The balance in the six months ended December 2002 represents an estimate of potential uncollectible accounts associated with sales by Tengtu United in the first six months of the fiscal year. Comparing to the same period in 2001, the lower amount in 2002 was primarily due to the lower sales. This provision is included in due from related party.

Selling Expense
---------------

                    2002                      2001
                   ------                    ------
                  $796,489                  $1,051,730

           In the six months ended December 31, 2002, selling expense decreased primarily due to lower sales and Tengtu United's focus on the restructuring of its business in China. On the other hand, the selling expense as a percentage of total sales was higher due to the fact that Tengtu United was also focusing on implementing its new marketing strategy and sales distribution channels as part of the overall restructure in China.

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

Depreciation and amortization
-----------------------------

                    2002                      2001
                   ------                    ------
                  $31,162                   $295,026

         As Tengtu China manages the Company's joint venture in China, the Company has not made any significant purchases of equipment in past years. Amortization of $258,250 in 2001 includes amortization of the costs associated with two license agreements.


Equity Losses in Investee
-------------------------
                                 2002                             2001
                                -------                          ------
                               $(16,478)                         $ 0

           The equity losses in investee relate to the Company's investment in the Shaanxi LBERC joint venture. The joint venture was established at the end of fiscal 2002. The loss was primarily due to the high start-up expenses for the joint venture.


Interest Income
----------------
                                 2002                            2001
                                ------                          ------
                               $125,909                         $3,342

           The interest income was earned by the $4,000,000 restricted cash deposit at Ming Shen Bank (of China). On June 26, 2002, the Company borrowed approximately $3,745,000 in Chinese renminbi from Min Sheng Bank (of China). This line of credit is fully secured by $4,000,000 in restricted US dollar denominated deposits at the Min Sheng Bank. The restricted cash deposit earns interest at 6.15% annually and the interest income is paid on a semi-annual basis. The interest paid for the six months ended December 31, 2002 is $125,909.


Interest Expense
----------------
                                 2002                            2001
                                ------                          ------
                               $(267,304)                      $(126,974)

           For the six months ended December 31 2002, The interest expense consists of interest on the Top Eagle loan, Quest Ventures loan and the Ming Shen Bank loan in China. The interest expense for the same period in 2001 consisted of interest on the Top Eagle loan and the H.K. $2,000,000 loan to EdSoft Canada, which was eliminated pursuant to a settlement in May 2002. The increase was primarily due to the interests on the Quest Ventures loan and the Ming Shen Bank loan.

Other Income
------------
                                 2002                             2001
                                ------                           ------
                               $145,775                         $961,380

           Majority of other income were credits for value added tax (VAT) paid in China for Tengtu United's sales. In the six months ended December 31, 2002, the other income also included $36,310 cash recovered from the sale of Iconix subsidiary in 2000.


Minority interest
-----------------

                    2002                      2001
                   ------                    ------
                     $  0                   $635,844

           Minority interest represents the Tengtu China's 43% interest in the operating profits of the joint venture company, Tengtu United.


OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

Revenues
--------

                     2002                     2001
                    ------                   ------
                   $534,187                $4,061,008


           As Tengtu United and Tengtu China continued their major restructure of marketing strategy and product mix in conjunction with the implementation of Agriculture Bank of China credit facility in the three months ended December 31, 2002, significant resources have been committed to these readjustments. This has required a low-down of platform installations.

           Tengtu United sales for the three months ended December 31, 2002 were $514,074. This total included sales of Total Solution platforms for $22,715, satellite equipment for $58,947, and educational CD-ROMs for $71,602. In addition, included in the sales was $360,809 other products and services sales (10% of Tengtu United sales), which represented campus-end products, teacher training materials, and technical support services. These sales will grow to a bigger portion of overall Tengtu sales with the implementation of Tengtu's new marketing strategy and new product mix. Total Tengtu United/Tengtu China operations accounted for 96% of the consolidated sales. Other miscellaneous revenue from TIC Beijing accounted for the remaining $20,113 in revenue.

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

Gross Profit (Loss)
-------------------

                    2002                      2001
                   ------                    ------
                  $212,867                 $2,379,319

           For the three months ended December 31, 2002, the overall gross margin associated with Tengtu United/Tengtu China sales was 41%. The gross margin for Total Solution platforms was 69%, and 30% for educational CD-ROMs. Majority of the gross profits, $175,692, was generated by other products and services with gross margin of 49%. In the second quarter of fiscal 2003, majority of the satellite equipment (440 sets) were sold to ShaanXi LBERC joint venture at discount with no gross profits. The decrease in overall margin, as compare to the same period last year, was due to the fact that the majority of gross profits were generated by campus-end products and services which have lower average gross margins than platforms.

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


General and Administrative Expenses
-----------------------------------

                     2002                      2001
                    ------                    ------
                   $432,877                  $794,606

           For the three months ended December 31, 2002, general and administrative expenses decreased $361,729 compared to the same period in 2001. The decrease was mainly due to an expense credit of $277,838 from the Company's joint-venture partner, Tengtu China. At the head office in Toronto, majority of the expenses were legal and professional fees $168,566 and financing related expenses $113,276. The Company also spent $37,200 in communication and regulatory filings and $21,780 in travel related activities.

           The general and administrative expenses incurred by Tengtu United amounted to $285,458. The major components of the remaining balance were legal and professional fees and travel expenses related to activities in the Company's Toronto and Vancouver offices.


Related Party Consultants
-------------------------

                     2002                      2001
                    ------                    ------
                   $100,993                  $195,418

           Related party consultants' expense relates to staff that manages technical developments and financing activities in North America. Related party consultants' expense decreased due to the elimination of some executive positions and the lower market values for the shares issued to consulting services.


Collection Provision
--------------------

                    2002                      2001
                   ------                    ------
                   $3,898                   $77,496

           The balance in the six months ended December 2002 represents an estimate of potential uncollectible accounts associated with sales by Tengtu United in the first six months of the fiscal year. Compared to the same period in 2001, the lower amount in 2002 was primarily due to the lower sales. This provision is included in due from related party.

Selling Expense
---------------

                    2002                      2001
                   ------                    ------
                  $398,920                  $513,028

           In the three months ended December 31, 2002, selling expense decreased primarily due to lower sales and Tengtu United's focus on the restructuring of its business in China. On the other hand, the selling expense as a percentage of total sales was higher due to the fact that Tengtu United was also focusing on implementing its new marketing strategy and sales distribution channels as part of the overall restructure in China.

           In the three months ended December 31, 2001, selling expenses related almost entirely to the launch of Phase II of Operation Morning Sun by Tengtu United. A primary component of these expenses relates to setting up offices in various provinces and providing training to clients.

Depreciation and amortization
-----------------------------

                    2002                      2001
                   ------                    ------
                  $18,696                   $273,320

           As Tengtu China manages the Company's joint venture in China, the Company has not made any significant purchases of equipment in past years. Amortization of $258,250 in the three months ended December 31, 2001 includes amortization of the costs associated with two license agreements.


Interest Income
----------------
                                 2002                            2001
                                ------                          ------
                               $62,964                          $1,008

           The interest income was earned by the $4,000,000 restricted cash deposit at Ming Shen Bank (of China). On June 26, 2002, the Company borrowed approximately $3,745,000 in Chinese renminbi from Min Sheng Bank (of China). This line of credit is fully secured by $4,000,000 in restricted US dollar denominated deposits at the Min Sheng Bank. The restricted cash deposit earns interest at 6.15% annually and the interest income is paid on a semi-annual basis. The interest paid for the three months ended December 31, 2002 is $62,708.

Interest Expense
----------------
                                 2002                            2001
                                ------                          ------
                               $(122,731)                      $(46,957)

           For the three months ended December 31 2002, The interest expense consists of interest on the Top Eagle loan, Quest Ventures loan and the Ming Shen Bank loan in China. The interest expense for the same period in 2001 consisted of interest on the Top Eagle loan and the H.K. $2,000,000 loan to EdSoft Canada, which was eliminated pursuant to a settlement in May 2002. The increase was primarily due to the interests on the Quest Ventures loan and the Ming Shen Bank loan.


Other Income
------------
                                 2002                             2001
                                ------                           ------
                               $92,028                          $555,655

           Majority of other income were credits for value added tax (VAT) paid in China for Tengtu United's sales. In the six months ended December 31, 2002, the other income also included $36,310 cash recovered from the sale of Iconix subsidiary in 2000.


Minority interest
-----------------

                    2002                      2001
                   ------                    ------
                     $  0                   $635,844

           Minority interest represents the Tengtu China's 43% interest in the operating profits of the joint venture company, Tengtu United.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

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

   The Company established an allowance for doubtful accounts of $629,716 at December 31, 2002. The Company believes any credit risk beyond this amount would be negligible.

   At December 31, 2002, the Company had $4,131,000 of cash in banks uninsured.

   The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

   For the six months ended December 31, 2002, approximately 96% of sales were generated through Tengtu United. Receivables related to these sales transactions are grouped together with amounts due from a related party, Tengtu China, in the Company's financial statements. For the six months ended December 31, 2002 and 2001, no customer accounted for more than 10% of total sales.

MARKET RISK SENSITIVE INSTRUMENTS
---------------------------------

FINANCIAL INSTRUMENT                       CARRYING VALUE    FAIR VALUE
--------------------                       --------------    ----------

Instruments entered into for trading purposes

NONE

Instruments entered into for other than trading purposes

   Cash and Cash equivalents
      United States                            $  -           $  -
      Foreign                                    130,689        130,689
                                               ----------     ----------
                  Total                        $ 130,689     $  130,689
                                               ==========     ==========


     Accounts payable
          United States                        $ 808,520     $ 808,520
          Foreign                                141,662       141,662
                                               ----------    ----------
                  Total                        $ 950,182     $ 950,182
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

Item 4.    Controls and Procedures
-------    -----------------------

           As of February 14, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.

           Based upon their evaluation of the Company's internal controls within 90 days of the date of this report, the President and Chief Financial Officer of the Company have determined that changes are necessary in the format of financial reports from the Company's joint venture partner in China so that they are more clearly understandable and more easily converted from reflecting financial information using a cash method to an accrual method. The Company plans to take steps with its joint venture partner to improve the financial reports. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to February 14, 2002.


                           PART II - OTHER INFORMATION
                           ---------------------------



Item 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------

           Pursuant to a contract with Orion Capital Incorporated ("Orion"), William Ballard is to provide consulting services to the Company for a 24-month period that commenced in December 2000. As compensation for the services provided under the consulting agreement, the Company is obligated to issue Orion 20,834 shares of Common Stock each month. During the quarter ended December 31, 2002, the Company issued 62,502 shares of Common Stock to Orion. The issuance of the shares was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for the exemption are that Mr. Ballard and Orion are accredited investors.

           On October 22, 2002 and December 11 and 13, 2002, the Company sold 1,725,000 Special Warrants to non-U.S. investors in private placements for $862,500. The Special Warrants entitle the holders to acquire, for no additional consideration, up to 1,725,000 shares of the Company's common stock and warrants to acquire an additional 862,500 shares of the Company's common stock at an exercise price of $.75 per share.

           Each Special Warrant may be converted into one share of common stock and one-half of one share warrant at any time prior to 5:00 p.m. (Toronto time) on the date that is the earlier to occur of: (a) the fifth business day after the later of: (i) the date a receipt has been issued for the final prospectus qualifying the distribution of the common stock and share warrants by the Ontario Securities Commission; and (ii) the date the SEC declares effective a registration statement on form S-1 for the common stock; and (b) 12 months after the closing of the sale. In the event that the Special Warrants are not converted prior to the above dates, they will be deemed converted without any further action taken by the holders.

           The issuance of the Special Warrants was conducted pursuant to Regulation S under the Securities Act. Each of the Special Warrant purchasers is a non-U.S. person as defined under Regulation S.

              On November 12, 2002, the Company sold 1,000,000 units consisting of two shares of the company's common stock and one warrant to purchase common stock for $.75 per share to three investors for $1.00 per unit in a private placement. The investors were granted registration rights with respect to the common stock and the common stock into which the warrants are exercisable. The warrants are exercisable for one year. The sale of the units was accomplished in reliance upon Rule 506 of Regulation D and Section 4(2) under the Securities Act. The facts relied upon for the exemption are that each of the investors meets the definition of an "accredited investor" under Regulation D.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         On November 27, 2002, the Company held its Annual Stockholders Meeting. Three matters were submitted to a vote of the securityholders at the Annual Meeting. First, the following Directors were elected until the next Annual Meeting, or until the election of their successors: John Watt, Fan Qi Zhang, William O.S. Ballard, John McBride and Bin Huang. Each of the Directors has previously served as Directors. 34,231,168 votes were cast for each of the foregoing directors, 185,272 shares abstained from voting and no votes were cast against any of the foregoing directors.

         Second, the Board of Directors' selection of Moore Stephens, P.C. as the Company's independent public accountants for the fiscal year ending June 30, 2002 was ratified by the securityholders. 34,231,168 votes were cast for ratification of the selection of Moore Stephens, P.C., 45,500 votes were cast against the ratification and 540 shares abstained from voting.

         Third, an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of $.01 par value per share common stock from 100,000,000 to 150,000,000 shares was approved by the securityholders. 34,213,168 votes were cast for the amendment, 9,040 shares abstained from voting and 281,255 shares voted against the amendment.


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


(b) No reports on Form 8-K have been filed for the fiscal quarter ended December 31, 2002.

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


                                                    TENGTU INTERNATIONAL CORP.
                                                --------------------------------
                                                          (Registrant)

Date: February 19, 2003                                  John Watt
      -----------------                         --------------------------------
                                                             (Name)

                                                       /s/ John Watt
                                                --------------------------------
                                                           (Signature)

                                                          President
                                               ---------------------------------
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