Form 10-Q/A
period 2002-12-31
TENGTU INTERNATIONAL CORP
filed 2003-02-20
CIK 847597

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


                236 Avenue Road, Toronto, Ontario, Canada M5R 2J4
         --------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

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

The purpose of this amendment is to correct certain typographical errors in the original filing.


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


                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements
-------  --------------------


                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                           (Unaudited)
                                                             As At            As At
                                                           December 31,      June 30,
                                                              2002            2002
                                                          ------------    ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                               $    130,689    $    914,838
  Due from related party                                     2,701,119       2,579,157
  Prepaid expenses                                             989,660       1,016,958
  Other receivables                                             35,198          22,197
                                                          ------------    ------------
    Total Current Assets                                     3,856,666       4,533,150

PROPERTY AND EQUIPMENT, net                                    147,321         222,460
                                                          ------------    ------------

OTHER ASSETS
  Due from related party                                    14,497,209      14,497,209
  Notes receivable
                                                                11,881          11,881
  Long-term Investment                                       4,453,122       4,469,600
  Restricted cash                                            4,000,000       4,000,000
                                                          ------------    ------------
                                                            22,962,212      22,978,690
                                                          ------------    ------------
TOTAL ASSETS                                              $ 26,966,199    $ 27,734,300
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                        $    950,182    $  1,092,231
  Accrued expenses                                             345,744         301,127
  Due to related party consultants                           2,006,092       2,012,522
  Short-term loan (include convertible debenture)            2,264,418       1,883,428
  Other liabilities                                            423,628         434,644
                                                          ------------    ------------
    Total Current Liabilities                                5,990,063       5,723,952
                                                          ------------    ------------

OTHER LIABILITIES
  Long-term debt                                             3,744,800       3,744,800
  Convertible debentures, net of discount
                                                                   -         1,360,585
                                                          ------------    ------------
     Total Long-term Liabilities                             3,744,800       5,105,385
                                                          ------------    ------------


STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share; authorized
    10,000,000 shares; issued -0- shares                            -               -
                                                          ------------    ------------
  Common stock par value $.01 per share; authorized
    100,000,000 shares; issued and outstanding
    57,567,359 shares (2002 - 54,123,189)                      575,674         541,232
  Additional paid in capital                                32,413,900      30,281,737
  Accumulated deficit                                      (15,739,956)    (13,899,433)
  Accumulated other comprehensive income (loss):
    Cumulative translation adjustment                          (17,499)        (17,788)
                                                          ------------    ------------
                                                            17,232,120      16,905,748
Less: Treasury stock, at cost, 78,420 common shares
                                                                  (784)           (784)
                                                          ------------    ------------


      Total Stockholders' Equity                            17,231,336      16,904,963
                                                          ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 26,966,199    $ 27,734,300
                                                          ============    ============

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                    (unaudited)     (unaudited)
                                                    Six Months      Six Months
                                                      Ended           Ended
                                                    December 31,    December 31,
                                                       2002            2001
                                                   ------------    ------------
SALES                                              $  1,172,833    $  7,302,323
COST OF SALES                                           784,221       2,863,323
                                                   ------------    ------------
GROSS PROFIT                                            388,611       4,439,000

OPERATING EXPENSES
  Research and development                                2,968         377,986
  General and administrative                          1,179,024       1,332,816
  Related party consultants                             203,271         414,145
  Collection provision                                   22,001         242,927
  Advertising                                            11,778
  Selling                                               796,489       1,051,730
  Depreciation                                           31,162         295,026
                                                   ------------    ------------
TOTAL OPERATING EXPENSES                              2,246,693       3,714,630

OPERATING INCOME (LOSS)                              (1,858,082)        724,370
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
  Equity earnings (loss) in investee                    (16,478)              0
  Interest income                                       125,909           3,342
  Interest expense                                     (267,304)       (126,974)
  Other income                                          145,775         961,380
  Other expense                                          29,659         (69,478)
                                                   ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                             17,560         768,270

INCOME (LOSS) BEFORE TAX AND MINORITY INTERESTS      (1,840,522)      1,492,640

INCOME TAX

INCOME (LOSS) BEFORE MINORITY INTERESTS              (1,840,522)      1,492,640

MINORITY INTERESTS IN SUBSIDIARYS'-INCOME                     0         635,844

NET INCOME (LOSS)                                  $ (1,840,522)   $    856,796
                                                   ============    ============



WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                                51,478,634      52,682,685
Common stock equivalents                                    -         2,043,668
                                                   ------------    ------------
Diluted                                              51,478,634      50,276,159
                                                   ============    ============

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                                   $(0.036)         $0.018
Diluted                                                 $(0.036)         $0.017

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

           The Company and Tengtu China agreed that the contribution of software and hardware by Tengtu China to the joint venture had no fair market value at the time of the contribution. The joint venture, therefore, assigned a $0 value to these assets. Tengtu China also contributed a contract to Tengtu United that gives the joint venture the right to provide the Chinese public school system with certain educational materials, including software and textbooks. A value of $0 was assigned to the contract by the joint venture, as it could not create a reliable model of revenue streams or cash flows associated with the contract at the time of the contribution.

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

           Orion advanced $327,676 to the Company for the general corporate and administrative expenditures during the quarter, which brings the balance of the short-term loan from Orion to $857,532 as of December 31, 2002. Subsequent to the quarter end, Orion advanced an additional $20,000 to the Company to be used for general corporate purposes. The advance is due on demand and is interest free.

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

           For the six month period, 125,004 shares of common stock were issued to Orion and a charge to compensation expense of $50,835 was recorded.

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

           Because restructuring activities continued in the second quarter of fiscal 2003 (three months ended December 31, 2002), only 22 Total Solution platforms were installed, 460 sets of satellite equipment and 730 packages of educational CD-ROM's were sold. Of the 460 sets of satellite equipment sold in the second quarter, 440 of them were sold to ShaanXi LBERC joint venture.

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

Liquidity and Capital Resources for the Six Months Ended December 31, 2002 and 2001

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

           The Company used the cash raised in private placements, primarily in the second quarter of fiscal 2003, to reduce its outstanding accounts payables. For the six months ended December 31, 2002, the accounts payable have decreased $142,049. An increase of $44,617 in accrued expenses was primarily due to the accrued legal expenses. Due to related party consultants and other liabilities had small increases of $6,430 and $11,015 respectively. After the elimination of several positions at the Company's head office, the compensation expenses for related party consultants were reduced significantly. Therefore, no compensation was deferred for the six months ended December 31, 2002.

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

   The net income for the period, $856,796, included such non-cash items as depreciation and amortization of $307,527, non-cash compensation expenses associated with the issue of shares of Common Stock for services of $174,145 and non-cash interest expense related to convertible debentures of $42,674.

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

Revenues
---------

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

           Tengtu United sales for the six months ended December 31, 2002 were $1,125,177. This total included sales of Total Solution platforms for $32,007, sets of satellite equipment for $634,554, and educational CD-ROMs for $75,293. More importantly, included in the sales was $383,322 other products and services sales (34% of Tengtu United sales), which represented campus-end products, teacher training materials, and technical support services. These sales will grow to a bigger portion of overall Tengtu sales with the implementation of Tengtu's new marketing strategy and new product mix. Total Tengtu United/Tengtu China operations accounted for 96% of the consolidated sales. Other miscellaneous revenue from TIC Beijing accounted for the remaining $47,656 in revenue.

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

Six Months Ended December 31, 2002

           For the six months ended December 31, 2002, the overall gross margin associated with Tengtu United sales was 36%, of which $22,561 was for Total Solution platforms at 70%, $166,551 was for satellite equipment at 26%, $21,796 was for educational CD-ROMs at 29%, and $194,691 was for other products and services, at 51%. The decrease in overall margin, as compare to the same period last year, was due to the fact that the majority of gross profits were generated by satellite equipment and campus-end products and services which have lower average gross margins than platforms. Specifically, 506 sets of satellite equipment sold to ShaanXi LBERC joint venture generate no gross profit since Tengtu United is selling products to the joint venture at a discount in order to help ShaanXi LBERC to establish its market shares quickly. In turn, the profits that ShaanXi LBERC generated by selling Tengtu's products will be realized in Tengtu's equity income for its share of ownership in the joint venture.


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

           The general and administrative expenses incurred by Tengtu United amounted to $388,283 and were comparable to previous periods. The major components of the remaining balance were legal and professional fees of $451,925 and travel expenses $132,163 related to activities in the Company's Toronto and Vancouver offices.


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

           The balance in the six months ended December 2002 represents an estimate of potential uncollectible accounts associated with sales by Tengtu United in the first six months of the fiscal year. Compared to the period in 2001, the lower amount in 2002 was primarily due to the lower sales. This provision is included in due from related party.

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

           The interest income was earned by the $4,000,000 restricted cash deposit at Ming Shen Bank (of China). On June 26, 2002, the Company borrowed approximately $3,745,000 in Chinese renminbi from Min Sheng Bank (of China). This line of credit is fully secured by $4,000,000 in restricted US dollar denominated deposits at the Min Sheng Bank. The restricted cash deposit earns interest at 6.15% annually and the interest income is paid on a semi-annual basis. The interest earned for the six months ended December 31, 2002 is $125,909.


Interest Expense
----------------
                                 2002                            2001
                                ------                          ------
                               $(267,304)                      $(126,974)

           For the six months ended December 31 2002, the expense consists of interest on the Top Eagle loan, Quest Ventures loan and the Ming Shen Bank loan in China. The expense for the same period in 2001 consisted of interest on the Top Eagle loan and the H.K. $2,000,000 loan to EdSoft Canada, which was eliminated pursuant to a settlement in May 2002. The increase was primarily due to the interests on the Quest Ventures loan and the Ming Shen Bank loan.

Other Income
------------
                                 2002                             2001
                                ------                           ------
                               $145,775                         $961,380

           The majority of other income was credits for value added tax (VAT) paid in China for Tengtu United's sales. In the six months ended December 31, 2002, the other income also included $36,310 cash recovered from the sale of the assets of Iconix, a former investee of the Company.


Minority interest
-----------------

                    2002                      2001
                   ------                    ------
                     $  0                   $635,844

           Minority interest represents Tengtu China's 43% interest in the operating profits of the joint venture company, Tengtu United.


OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

Revenues
--------

                     2002                     2001
                    ------                   ------
                   $534,187                $4,061,008


           As Tengtu United and Tengtu China continued their major restructure of marketing strategy and product mix in conjunction with the implementation of Agriculture Bank of China credit facility in the three months ended December 31, 2002, significant resources have been committed to these readjustments. This has required a slow-down of platform installations.

           Tengtu United sales for the three months ended December 31, 2002 were $514,074. This total included sales of Total Solution platforms for $22,715, satellite equipment for $58,947, and educational CD-ROMs for $71,602. In addition, included in the sales was $360,809 other products and services sales (70% of Tengtu United sales), which represented campus-end products, teacher training materials, and technical support services. These sales will grow to a bigger portion of overall Tengtu sales with the implementation of Tengtu's new marketing strategy and new product mix. Total Tengtu United/Tengtu China operations accounted for 96% of the consolidated sales. Other miscellaneous revenue from TIC Beijing accounted for the remaining $20,113 in revenue.

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

           For the three months ended December 31, 2002, the overall gross margin associated with Tengtu United/Tengtu China sales was 41%. The gross margin for Total Solution platforms was 69%, and 30% for educational CD-ROMs. The majority of the gross profits, $175,692, was generated by other products and services with gross margin of 49%. In the second quarter of fiscal 2003, the majority of the satellite equipment (440 sets) were sold to ShaanXi LBERC joint venture at discount with no gross profits. The decrease in overall margin, as compared to the same period last year, was due to the fact that the majority of gross profits were generated by campus-end products and services which have lower average gross margins than platforms.

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

           For the three months ended December 31, 2002, general and administrative expenses decreased $361,729 compared to the same period in 2001. The decrease was mainly due to an expense credit of $277,838 from the Company's joint-venture partner, Tengtu China. At the head office in Toronto, a majority of the expenses were legal and professional fees of $168,566 and financing related expenses of $113,276. The Company also spent $37,200 in communication and regulatory filings and $21,780 in travel related activities.

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

           For the three months ended December 31 2002, the expense consists of interest on the Top Eagle loan, Quest Ventures loan and the Ming Shen Bank loan in China. The interest expense for the same period in 2001 consisted of interest on the Top Eagle loan and the H.K. $2,000,000 loan to EdSoft Canada, which was eliminated pursuant to a settlement in May 2002. The increase was primarily due to the interests on the Quest Ventures loan and the Ming Shen Bank loan.


Other Income
------------
                                 2002                             2001
                                ------                           ------
                               $92,028                          $555,655

           The majority of other income was credits for value added tax (VAT) paid in China for Tengtu United's sales. In the six months ended December 31, 2002, the other income also included $36,310 cash recovered from the sale of the assets of Iconix, an investee of the Company.


Minority interest
-----------------

                    2002                      2001
                   ------                    ------
                     $  0                   $635,844

           Minority interest represents Tengtu China's 43% interest in the operating profits of the joint venture company, Tengtu United.



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