Form 10-Q
period 2003-03-31
TENGTU INTERNATIONAL CORP
filed 2003-05-19
CIK 847597

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2003

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


                236 Avenue Road, Toronto, Ontario Canada M5R 2J4
                ------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (416) 963-3999
              ----------------------------------------------------
              (Registrant's telephone number, including Area Code)

          206-5050 Kingsway, Burnaby, British Columbia, Canada M5X V5H
          -------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 58,048,193 shares outstanding as of May 15, 2003.


                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements


                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                           (Unaudited)
                                                             As At           As At
                                                            March 31        June 30
                                                              2003            2002
                                                          ------------    ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                               $    416,946    $    914,838
  Due from related party                                     3,044,483       2,579,157
  Prepaid expenses                                             839,012       1,016,958
  Other receivables                                            211,784          22,197
                                                          ------------    ------------
    Total Current Assets                                     4,512,225       4,533,150

PROPERTY AND EQUIPMENT, net                                    131,006         222,460
                                                          ------------    ------------

OTHER ASSETS
  Due from related party                                     9,906,907       9,906,907
  Notes Receivable                                              11,881          11,881
  Investing in related parties                               4,590,302       4,590,302
  Long-term Investment                                       4,409,546       4,469,600
  Restricted cash                                            4,000,000       4,000,000
                                                          ------------    ------------
                                                            22,918,636      22,978,690
                                                          ------------    ------------
TOTAL ASSETS                                              $ 27,561,867    $ 27,734,300
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                        $    905,368    $  1,092,231
  Accrued expenses                                                 526         301,127
  Due to related party consultants                           1,837,202       2,012,522
  Short-term loan (include convertible
   debenture)                                                2,319,596       1,883,428
  Other liabilities                                            430,849         434,644
                                                          ------------    ------------
    Total Current Liabilities                                5,493,541       5,723,952
                                                          ------------    ------------

OTHER LIABILITIES
  Long-term debt                                             3,744,800       3,744,800
  Convertible debentures, net of discount
                                                                     0       1,360,585
                                                          ------------    ------------
     Total Long-term Liabilities                             3,744,800       5,105,385
                                                          ------------    ------------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per
    share; authorized 10,000,000 shares;
    issued -0- shares                                                0               0
                                                          ------------    ------------
  Common stock par value $.01 per share; authorized
    100,000,000 shares; issued and outstanding
    57,848,193 shares (2002 - 54,123,189)                      578,482         541,232
  Additional paid in capital                                33,441,060      30,281,736
  Accumulated deficit                                      (15,677,733)    (13,899,433)
  Accumulated other comprehensive income (loss):
    Cumulative translation adjustment                          (17,499)        (17,788)
                                                          ------------    ------------
                                                            18,374,310      16,905,747
Less: Treasury stock, at cost, 78,420 common shares
                                                                  (784)           (784)
                                                          ------------    ------------


      Total Stockholders' Equity                            18,323,526      16,904,963
                                                          ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 27,561,867    $ 27,734,300
                                                          ============    ============


The accompanying notes are an integral part of the unaudited consolidated financial statements.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Income

                                                   (unaudited)     (unaudited)
                                                       Nine           Nine
                                                      Months         Months
                                                      Ended           Ended
                                                     March 31,       March 31,
                                                       2003           2002
                                                   ------------    ------------
SALES                                             $  3,156,270    $ 10,295,927
COST OF SALES                                        1,970,470       3,687,800
                                                  ------------    ------------
GROSS PROFIT                                         1,185,800       6,608,127

OPERATING EXPENSES
  Research and development                                   0         471,111
  General and administrative                         1,714,804       2,050,333
  Related party consultants                            306,711         687,531
  Collection provision                                  95,332         338,067
  Advertising                                           13,267               0
  Selling                                            1,076,295       1,396,471
  Depreciation                                          44,004         560,612
                                                  ------------    ------------
TOTAL OPERATING EXPENSES                             3,250,413       5,504,125

OPERATING INCOME (LOSS)                             (2,129,936)      1,104,002
                                                  ------------    ------------

OTHER INCOME (EXPENSE)
  Equity earnings (loss) in investee                   (60,054)              0
  Interest income                                      188,772           3,638
  Interest expense                                    (369,303)       (193,746)
  Other income                                         526,898       1,366,608
  Other expense                                              0         (44,145)
                                                  ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                           286,313       1,132,355

INCOME (LOSS) BEFORE TAX AND MINORITY INTERESTS     (1,778,300)      2,236,357

INCOME TAX

INCOME (LOSS) BEFORE MINORITY INTERESTS             (1,778,300)      2,236,357

MINORITY INTERESTS IN SUBSIDIARYS'-INCOME                    0       1,329,006

NET INCOME (LOSS)                                   (1,778,300)        907,351
                                                  ============    ============
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                   289         (17,356)
                                                  ------------    ------------
COMPREHENSIVE INCOME                              $ (1,778,011)   $    889,995
                                                  ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                               52,121,619      48,636,028
Common stock equivalents                                     0       2,249,495
                                                  ------------    ------------
Diluted                                             52,121,619      50,885,523
                                                  ============    ============
EARNINGS (LOSS) PER COMMON SHARE:
Basic                                                  $(0.034)         $0.019
Diluted                                                $(0.034)         $0.018


The accompanying notes are an integral part of the unaudited consolidated financial statements.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Income

                                                   (unaudited)      (unaudited)
                                                     Three            Three
                                                     Months           Months
                                                      Ended           Ended
                                                     March 31,       March 31,
                                                       2003            2002
                                                   ------------    ------------
SALES                                              $  1,913,585    $  2,993,603
COST OF SALES                                         1,116,395         824,477
                                                   ------------    ------------
GROSS PROFIT                                            797,190       2,169,126

OPERATING EXPENSES
  Research and development                                    0          93,125
  General and administrative                            536,563         717,516
  Related party consultants                             103,440         273,385
  Collection provision                                   73,331          95,140
  Advertising                                             1,489               0
  Selling                                               279,805         344,741
  Depreciation                                           12,842         265,587
                                                   ------------    ------------
TOTAL OPERATING EXPENSES                              1,007,470       1,789,494

OPERATING INCOME (LOSS)                                (210,280)        379,632
                                                   --------------    ------------

OTHER INCOME (EXPENSE)
  Equity earnings (loss) in investee                    (43,576)              0
  Interest income                                        62,863             297
  Interest expense                                     (101,999)        (66,772)
  Other income                                          355,215         405,228
  Other expense                                               0          25,331
                                                   ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                            272,503         364,084

INCOME BEFORE TAX AND MINORITY INTERESTS                 62,223         743,716

INCOME TAX

INCOME BEFORE MINORITY INTERESTS                         62,223         743,716

MINORITY INTERESTS IN SUBSIDIARYS'-INCOME                     0        (693,162)


NET INCOME                                         $     62,223    $     43,424
                                                   ============    ============
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                     0          (7,130)
                                                  ------------    ------------
COMPREHENSIVE INCOME                              $     62,223    $     43,424
                                                  ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                                53,436,165      53,134,369
Common stock equivalents                              2,421,656       1,912,574
                                                   ------------    ------------
Diluted                                              55,857,821      55,046,943
                                                   ============    ============

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                                   $0.001        $ 0.001
Diluted                                                 $0.001        $ 0.001


The accompanying notes are an integral part of the unaudited consolidated financial statements.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                (unaudited)    (unaudited)
                                                                Nine Months    Nine Months
                                                                  Ended           Ended
                                                                 March 31,       March 31,
                                                                   2003            2002
                                                                -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                                $(1,778,300)   $   907,351
Adjustments to reconcile net loss to net cash
 used by operating activities:
  Depreciation and amortization                                       91,453        560,612
  Loss on investment at equity                                        60,054              0
  Noncash compensation expense on equities issued for services        50,835        287,250
  Noncash interest expense - convertible debenture                    69,905         64,513
  Impaired assets written off                                          2,662              0
Changes in operating assets and liabilities:
 Decrease (Increase) in operating
 assets:
      Accounts receivable                                                  0         16,578
      Due from related party                                        (465,326)    (4,940,630)
      Prepaid expenses                                               177,947       (573,904)
      Inventories                                                          0          2,452
      Other receivables                                             (189,587)        74,037
      Other assets                                                         0         60,058
Increase (Decrease) in operating liabilities:
      Accounts payable                                              (186,864)       146,325
      Accrued expenses                                              (300,601)       667,054
      Due to related party consultants                              (175,319)       448,832
      Other liabilities                                               (3,795)      (284,702)
                                                                 -----------    -----------
           Net Cash Used by Operating Activities                  (2,646,936)    (2,564,174)
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment                                  0        (34,447)
       Due from related party                                              0     (5,940,000)
                                                                 -----------    -----------
           Net Cash Used by Investing Activities                           0     (5,974,447)
                                                                 -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from short-term loans                                 753,716              0
      Cash paid on short-term loan                                (1,749,200)             0
      Cash received for shares, options and warrants issued        3,144,238      7,769,032
                                                                 -----------    -----------
           Net Cash Provided by Financing Activities               2,148,755      7,769,032
                                                                 -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  290        (22,078)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (497,892)      (791,667)

CASH AND CASH EQUIVALENTS, beginning of the period                   914,838      1,026,400

CASH AND CASH EQUIVALENTS, end of the period                         416,946        234,733
                                                                 ===========    ===========

Supplemental disclosures of cash flows information and noncash investing and financing activities:

For the nine month ended March 31, 2003, the Company paid cash for interest expenses of $299,380. Noncash compensation expense on equities issued for services was $50,835.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTES

BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to fairly present the interim financial information have been included. Results for the three months ended March 31, 2003 and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. For further information, refer to the consolidated financial statements and notes thereto included in Tengtu International Corp. and Subsidiary's annual report on Form 10-K for the fiscal year ended June 30,2002.

1. The Company

           Tengtu International Corp.(the "Company")is a provider of distance learning and e-education solutions, training and methodologies, in support of China's goals to modernize its K-12 education system. Substantially all these activities are carried out through the company's subsidiary, Beijing Tengtu United Electronics Development Co., Ltd.("TUC" or Tengtu United), a joint venture. The Company has an equity interest in TUC of 57%, and its joint venture partner, Tengtu China, owns the remaining 43%.

             Tengtu China entered into a joint venture with a division of the Chinese Ministry of Education, on behalf of TUC, for the creation of the China Broadband Education Resource Center ("CBERC"), CBERC was established in January 2003 for the transmission of various educational content and tools to schools for an annual fee.

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


           Although TUC's equity interest in each of the joint ventures is over 50%, it does not control the joint ventures due to participating rights exercised by the minority interest holders in the management of the joint ventures. The investments, therefore, are accounted for using the equity method of accounting as TUC has the ability to exercise significant influence, but not control, over the investees.

             The Company, through Tengtu United, has advanced $4,469,000 for the formation of CBERC and the LBERCs. CBERC was officially established in January 2003, but there were no operations for the three months ended March 31, 2003, and therefore, no equity earnings or losses were recorded. For the three months ended March 31, 2003, Shaanxi LBERC had limited operations which resulted in an equity loss of $(43,576) which brings the total equity loss in the nine months ended March 31, 2003 to $(60,054). This loss reduces the investment at March 31,2003 to $4,409,546.


2. Due from Related Party

           The Company has engaged Tengtu China, as its agent, to conduct all of Tengtu United's business. As agent, Tengtu China administers the daily operations of Tengtu United: paying operating expenses, collecting receivables and remitting net operating profits to the Company. The Company has recorded the following amounts as due from Tengtu China as at March 31, 2003:

Current Assets
   Balance at June 30,2002                            $ 2,579,157
   Advances related to working capital for operations     643,099
   Profits from operations,
      net of minority interest                           (177,773)
                                                      ------------
   Due from Related Party                             $ 3,044,483
                                                      ============

           Payment processes slower than those experienced in North America are not unusual in China, especially when dealing with a number of levels of government. In recognizing the different environment in which it is operating in China, the Company has classified $9,906,907 of due from Tengtu China to long-term assets as of March 31, 2003.


           The totals of both current and long-term due from related party include a collection provision of $703,047.

In addition to the above receivable, the Company has advanced approximately $4,590,000 to Tengtu China to fund the operations of TUC. This amount has been classified as Investing in related parties on the March 31, 2003 balance sheet, and the June 30, 2002 balance sheet has been revised to conform to this presentation change.

3. Restricted Cash

           $4,000,000 in restricted US dollar denominated deposits at the Min Sheng Bank (of China) is used to secure a long-term loan from the same bank. This deposit earns interest at 6.15% annually and the interest income is paid on a semi-annual basis. The interest income for the three months ended March 31, 2003 was $62,708. The total interest income for the nine month period was $188,124.



4. Long-term Debt

           On June 26, 2002, the Company borrowed approximately $3,745,000 in Chinese renminbi from Min Sheng Bank (of China). This line of credit bears interest at 5.58% and is payable in full on June 26, 2007. This line of credit is fully secured by $4,000,000 in restricted US dollar denominated deposits at the Min Sheng Bank. The interest expense in the quarter March 31, 2003 was $52,146. The total interest expense for the nine month period was $152,973.


5. Convertible Debenture

           Pursuant to a $1,500,000 convertible debenture issued to Top Eagle Holdings, Ltd. ("Top Eagle") in December 1999 and due December 2003, the Company makes quarterly interest payments at a rate equal to the best lending rate of The Hong Kong and Shanghai Banking Corporation plus two percent (approximately 7% at March 31, 2003 and June 30, 2002, respectively). The total interest expense for the quarter ended March 31, 2003 was $49,853 which included amortization of the discount on the convertible debenture of $23,605. The total interest expense for the nine month period was $151,007 which included amortization of the discount on the convertible debenture of $69,904.

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

6. Related Party Transactions

              Orion Capital Inc. ("Orion"), a significant shareholder of the Company, advanced $31,576 to the Company for the general corporate and administrative expenditures during the quarter, which increased the balance of advance from Orion to $889,108 as of that date. The advance is due on demand and is interest free. Subsequent to March 31, 2003, the Company paid Orion $250,000 and Orion used the balance of the advance of $639,108 to purchase units, consisting of two Special Warrants, issued by the company at a price of $1.00 per unit.

           During the quarter ended March 31, 2003, the Company incurred consulting expenses of $103,440 from officers and directors of the Company or companies controlled by these officers and directors (March 31, 2002 - $273,385). The consulting expense for the nine month period was $306,711 (March 31, 2002 - $687,531).

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


           Under a contract dated December 21, 2000 between the Company and Orion, William Ballard, Orion's controlling shareholder and the company's Chairman of the Board, provides consulting services to the Company. The term was for a twenty-four month period that commenced in December 2000. As compensation for the services, the Company agreed to issue Orion 20,834 shares of Common Stock each month. For the nine month period ended March 31, 2003, 125,004 shares of common stock were issued to Orion and a charge to compensation expense of $50,835 was recorded. The contract expired at the end of December 2002. As of the date of the report, there is no new agreement between Orion and the Company.


7. Taxes

           None of the subsidiaries are eligible to be consolidated into the Company's U.S income tax return, therefore, separate income tax provisions are calculated for the Company and each of its subsidiaries. For U.S. income tax purposes, the Company has recorded a deferred tax asset due to net operating loss carry forwards. The asset has been offset by a full valuation allowance, as the Company believes it is more likely than not that the losses will not be utilized.

8. Litigation

           The Company is party to litigation in the normal course of business. In management's opinion, the litigation will not materially affect the Company's financial position, results of operation or cash flow. (see Note 9.)

9. Subsequent events

           In March, 2003, the Company was served with a statement of claim which was issued in the Ontario Superior Court of Justice. The plaintiff in the action is B.D. Clark & Associates, Ltd. ("BDC") and the Company is the defendant. The statement of claim alleges that BDC did not receive certain payments due to it under two contracts beginning March 21, 1997 and ending June, 2001 which obligated BDC to provide consulting services to the Company. Plaintiff seeks the following relief: (1) declarations that the Company has breached its obligations under both contracts; (2) approximately $9,028,998 in damages for breach of both contracts; (3) pre- and post-judgment interest; (4) costs of the action; and (5) other relief as the Court deems appropriate.

         The Company believes that it has meritorious defences to the statement of claim and intends to vigorously defend the action.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

           Tengtu International Corp.'s (the "Company") business focuses on K-12 e-education in China which has approximately 800,000 schools and 250 million students. Through the Company's joint venture ("Tengtu United") and joint venture partner ("Tengtu China"), and, along with other companies, the Company works in cooperation with the Chinese Central and Provincial Ministries of Education to implement an information technology solution for Chinese schools to fulfill China's goal of making IT-based education and distance learning available to 90% of K-12 schools by 2010. Specifically, the Company is engaged in the following businesses:


o    sales of educational content software to Chinese K-12 schools;

o sales of special software products for learning applications, resources management, distance learning and web/internet applications contained in the "Total Solution" software package;

o development of the China Broadband Education Resource Centre ("CBERC") with a division of the Chinese Ministry of Education, the National Center for Audio/Visual Education ("NCAVE"). CBERC is an electronic resource centre and portal containing educational materials that are transmitted to schools that download them daily via satellite and that are accessible by Internet;

o development of Local Broadband Education Resource Centers ("LBERCs") with several Chinese provinces. The LBERCs will connect with CBERC and contain their own educational and other materials as mandated by the provincial branches of the Chinese Ministry of Education. Like CBERC, content will be transmitted to schools daily via satellite and will also be available via Internet;

o sales of turn-key electronic resource centres and portals to schools and school districts;

o sales of computer hardware and systems integration services to Chinese schools; and

o    the provision of information technology training to teachers.

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

          Tengtu has undertaken a major effort and commitment of resources in the first and second quarters of fiscal 2003 to re-engineer its product lines and to develop the portal infrastructure to support new business opportunities going forward. At the same time, previous policies and strategies with regard to marketing and payment of accounts have been re-adjusted to the requirements of supporting growth of the business ahead. Specifically, Tengtu has focused on the collection of past due receivables and e-portal design and development. This has caused a slow-down of platform installations and implementation of new marketing and distribution channels. This work is being completed to ensure that platform sales and new streams of revenue will be available to the Company as it engages the market at significant new levels.

          As a result of the restructuring activities, which constituted a restructuring of Tengtu's business in China, and because schools were closed during the quarter ended September 30, 2002, only 6 Total Solution platforms were installed, 1,181 sets of satellite equipment, and 58 packages of educational CD-ROM's were sold in the first quarter of fiscal 2003.

          Since the ShaanXi LBERC joint venture started its business the end of June 2002, it has been purchasing and selling Tengtu products. Of the 1,181 sets of satellite equipment sold in the first quarter of fiscal 2003, 66 of them were sold to ShaanXi LBERC joint venture.

          Because restructuring activities continued in the second quarter of fiscal 2003 (three months ended December 31, 2002), only 22 Total Solution platforms were installed, 460 sets of satellite equipment and 730 packages of educational CD-ROM's were sold. Of the 460 sets of satellite equipment sold in the second quarter, 440 of them were sold to ShaanXi LBERC joint venture.

         Because the restructuring was substantially completed during the second quarter, the new business model began to produce significant results in the third quarter ended March 31,2003, when sales have increased dramatically compared with the first two quarters. Tengtu United sales for the three months ended March 31, 2003 were $1,913,585. This total included sales of 37 sets of equipments supported by buyer's credit line through the Agricultural Bank of China for $700,020, 6 Portals for $346,500, 1,000 sets of Satellite connectivity equipment for $412,991, 680 Total Solution Platform for $342,783, 2,102 sets of CD for $30,981, and other products for $58,565.

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

Liquidity and Capital Resources for the Nine Months Ended March 31, 2003 and
2002

Nine Months Ended March 31, 2003

           For the nine months ended March 31, 2003, net cash used by operating activities totalled $2,646,936. The net loss for the nine months, $(1,778,300), includes non-cash charges for depreciation and amortization of $91,453, equity loss on investment of $60,054, non-cash compensation expenses associated with the issuance of common shares for services of $50,835, and non-cash interest expense of $69,905 related to convertible debenture.

           Cash was further decreased by the increase of $465,326 in due from Tengtu China, and an increase of $189,587 in other receivables. The decrease in prepaid expenses resulted in a favourable change of $177,947 to operating cash flow.

           The Company used the cash raised in private placements to reduce its outstanding accounts payable and accrued expenses. For the nine months ended March 31, 2003, the accounts payable and accrued expenses have decreased $487,465.

           The Company did not make any investments during the quarter ended March 31,2003.

           Net cash flow from financing activities was $2,148,755. In the nine months ended March 31, 2003, the Company borrowed, on a short-term basis, $753,717 from Orion Capital Incorporated ("Orion") for general corporate and administrative purposes. Orion's controlling shareholder is William Ballard, the Chairman of the Company's Board of Directors. This increased the balance of the advance from Orion to $889,108 at March 31, 2003. Subsequent to March 31, 2003, the Company paid Orion $250,000 and Orion used the balance of the advance of $639,108 to purchase Units, consisting of two Special Warrants, issued by the Company at a price of $1.00 per unit. Each outstanding Special Warrant entitles the holder to receive, without the payment of additional consideration, one share of the Company's common stock and one-half of one share warrant ("Purchase Warrants"). Each whole share warrant entitles the holder thereof to purchase one additional share of common stock at a price of $0.75.

           On July 5, 2002, the Company paid $249,200 to Quest Ventures Ltd. ("Quest") to reduce the outstanding principal of a loan made on June 6, 2002 to $1,500,000. Subsequently, this balance of $1,500,000 was paid in full to Quest on November 30, 2002.

           The net cash flow from financing activities was $3,144,238. The primary source of these funds was private placements to purchase Units, at a price of $1.00 per unit.

CONTRACTUAL OBLIGATIONS

The following summarizes the Company's contractual obligations at March 31, 2003.

----------------------------------------------------------------------------------------
                                        Payment Due by Period
----------------------------------------------------------------------------------------
Contractual Obligation  Total  Less than 1 year   1-3 years  4-5 years    After 5 years
----------------------------------------------------------------------------------------
Short-term loans   $2,319,596      $2,319,596 (1) (2)
----------------------------------------------------------------------------------------
Long-term loans
$3,744,800                                                 $3,744,800 (3)
----------------------------------------------------------------------------------------
Total
Contractual
Obligation         $6,064,396      $2,319,596
----------------------------------------------------------------------------------------

(1) Part of the short-term loan is borrowed from Orion. As of March 31, 2003, the balance of Orion loan is $889,108. The loan is due on demand and interest free. Subsequent to the date of the report, the company paid Orion $250,000 and Orion used the balance of the loan to purchase units consisting of two Special Warrants at a price of $1.00 per unit.

(2) The rest of the short-term loan is the $1,500,000 convertible debenture issued to Top Eagle Holdings, Ltd. The loan is due December 15,2003.

(3) The $3,744,800 long-term loan secured by $4,000,000 deposited in the same bank, Min Sheng Bank, is due June 26, 2007.


Nine Months Ended March 31,2002

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

     Another use of cash related to a $573,904 increase in prepaid expenses. Included in
Prepaid expenses are advances of $345,633 to a software development company for work related to the Company's participation in the development of a central educational portal and repository in China.

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

OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002

Revenues

                     2003                     2002
                    ------                   ------
                  $3,156,270                  $10,295,927

Nine Months Ended March 31, 2003

           As discussed above, the Company underwent a major restructuring of its marketing strategy and product mix in China. Tengtu China will now engage the marketplace on a system-wide basis versus school-by-school, as was done previously, based on the platform sales to individual schools. At the same time, Tengtu China has been focusing on re-engineering the Company's product lines and developing the portal infrastructure to support new business opportunities going forward.

           In addition, the system wide marketing strategy is consistent with the requirements of the Agriculture Bank of China credit facility, The Company's restructuring required Tengtu to undertake a significant effort and commitment of resources in the first and second quarter of fiscal 2003, thereby contributing to a slow-down of sales in those two quarters.

           As a result of the new business model and its marketing strategy and product mix, sales started to increase in the third quarter of 2003. Tengtu United sales for the nine months ended March 31, 2003 were $3,156,270. This total included sales of 37 sets of equipments supported by Buyer's Credit Line for $700,020, 6 Portals for $346,500, Satellite connectivity equipment for $1,086,169, Total Solution Platforms for $374,790, Educational CD-ROMS for $106,275 and other products for $473,116. Total Tengtu United/Tengtu China operations accounted for 99% of the consolidated sales. Other miscellaneous revenue from TIC Beijing accounted for the remaining $69,400 in revenue.

Nine Months Ended March 31, 2002

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

Gross Profit (Loss)

                    2003                      2002
                   ------                    ------
                  $1,185,800                $6,608,127

Nine Months Ended March 31, 2003

           For the nine months ended March 31, 2003, the overall gross margin associated with Tengtu United sales was 39%. The low overall gross margins were due to the low margins for new products. The gross margin for equipment supported by the Agricultural Bank of China credit Line was 26%, 32% for Satellite connectivity equipment, and 57% for e-portals.


Nine Months Ended March 31, 2002

         The overall gross margins associated with sales under Operation Morning Sun were 69%: 74% for Total Solution platforms and 40% for satellite equipment and educational CD-ROMs. Costs of Total Solution platforms were lower in this period compared to fiscal 2001 primarily because the Microsoft operating system was not required in most platforms sold. Most of the school computers where the platforms were installed in this nine-month period were already equipped with appropriate operating software.

        The gross margin on other Tengtu United sales was $182,795 and the loss on sales by Edsoft (H.K.) and TIC Beijing was $143,430. Edsoft (H.K.)'s operations effectively ceased in January 2002.

General and Administrative Expenses

                     2003                      2002
                    ------                    ------
                  $1,714,804                 $2,050,333

           For the nine months ended March 31, 2003, general and administrative expenses decreased $270,206 compared to the same period in 2002. The decrease was mainly due to an expense credit of $335,529 from the Company's joint-venture partner, Tengtu China. The total general and administrative expenses incurred by Tengtu United amounted to $410,093. At the Company's principal office in Toronto, a majority of the expenses were legal and professional fees of $602,023 and financing related expenses of $530,029.


Nine Months Ended March 31, 2002

         The general and administrative expenses incurred by Tengtu United amounted to $564,790 and were comparable to previous periods. The major components of the remaining balance were legal and professional fees ($640,960) and travel expenses ($173,690) related to activities in the Company's Toronto and Vancouver offices. The Company's Vancouver office was closed in order to lower expenses.


Related Party Consultants

                     2003                      2002
                    ------                    ------
                   $306,711                  $687,531

   Related party consultants' expense relates to staff that manages technical developments and financing activities in North America. Related party consultants' expense decreased due to the elimination of some executive positions and the lower market values for the shares issued as compensation for consulting services.


Collection Provision

                    2003                      2002
                   ------                    ------
                  $95,332                   $338,067

           The expense for the nine months ended March 2003 represents an estimate of potential uncollectible accounts associated with sales by Tengtu United in the first nine months of the fiscal year. Compared to the period in 2002, the lower amount in 2003 was primarily due to the lower sales. This provision is included in due from related party.

Selling Expense

                    2003                      2002
                   ------                    ------
                 $1,076,295                 $1,396,471

           In the nine months ended March 31, 2003, selling expense was lower compared with the same period of 2002. It is primarily due to lower sales and Tengtu United's focus on the restructuring of its business in China.

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

Depreciation and amortization

                    2003                      2002
                   ------                    ------
                  $91,453                   $560,612

         As Tengtu China manages the Company's joint venture in China, the Company has not made any significant purchases of equipment in past years. The 2003 amount included $44,004 charged to general and administrative expenses and $47,449 charged to cost of sales. Amortization of $560,612 in 2002 includes amortization of the costs associated with two software and content license agreements. TIC Beijing's only income was rental income. The main cost associate with the revenue generated was amortization expense on the equipments. We included this amortization expensed in the cost of goods sold applying the accounting matching principle.

Equity Losses in Investee
                                 2003                             2002
                                -------                          ------
                               $(60,054)                         $ 0

           The equity losses in investee relate to the Company's investment in the Shaanxi LBERC joint venture. The joint venture was established at the end of fiscal 2002. The loss was primarily due to the high start-up expenses for the joint venture.


Interest Income
                                 2003                            2002
                                ------                          ------
                               $188,772                         $3,638

           The interest income was earned by the $4,000,000 restricted cash deposit at Ming Shen Bank (of China). On June 26, 2002, the Company borrowed approximately $3,745,000 in Chinese renminbi from Min Sheng Bank (of China). This line of credit is fully secured by $4,000,000 in restricted US dollar denominated deposits at the Min Sheng Bank. The restricted cash deposit earns interest at 6.15% annually and the interest income is paid on a semi-annual basis. The interest earned for the nine months ended March 31, 2003 is $188,772.


Interest Expense
                                 2003                            2002
                                ------                          ------
                               $(369,303)                      $(193,746)

           For the nine months ended March 31 2003, interest expense consists of interest on the Top Eagle loan, Quest Ventures loan and the Ming Shen Bank loan in China. The expense for the same period in 2002 consisted of interest on the Top Eagle loan and a H.K. $2,000,000 (approximately US$250,000) loan to EdSoft Canada, which was eliminated pursuant to a settlement in May 2002. The increase was primarily due to the interest on the Quest Ventures loan and the Ming Shen Bank loan.

Other Income
                                 2003                             2002
                                ------                           ------
                               $494,371                         $1,366,608

        Other income consisted primarily of was credits for value added tax
(VAT) paid in China for Tengtu United's sales. In the nine months ended March 31, 2003, other income also included a $210,000 reversal of over accrual of consulting fees, a $37,885 reversal of over accrual of legal fees, and $36,310 in cash recovered from the sale of the assets of Iconix, a former investee of the Company.


Minority interest

                    2003                      2002
                   ------                    ------
                     $  0                   $1,329,006

           Minority interest represents Tengtu China's 43% interest in the operating profits of the joint venture company, Tengtu United.


OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Revenues
                     2003                     2002
                    ------                   ------
                   $1,913,585                $2,993,603

           As a result of the new business model and its marketing strategy and product mix, sales started to increase in the third quarter of 2003. Tengtu United sales for the three months ended March 31, 2003 were $1,913,585. This total included sales of 37 sets of equipments supported by the Agricultural Bank of China Credit Line for $700,020, 6 Portals for $346,500, 1,000 sets of Satellite connectivity equipment for $412,991, 680 sets of Platform for $342,783, 2,102 packages of CD for $30,981, and other products for $58,565. Total Tengtu United/Tengtu China operations accounted for 99% of the consolidated sales. Other miscellaneous revenue from TIC Beijing accounted for the remaining $21,744 in revenue.

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

Gross Profit (Loss)

                    2003                     2002
                   ------                    ------
                  $797,190                 $2,169,126

           For the three months ended March 31, 2003, the overall gross margin associated with Tengtu United/Tengtu China sales was 42%. The low overall gross margin was due to the low margins for new products. The gross margin for equipment supported by the Agricultural Bank of China credit Line was 26%, 36% for Satellite connectivity equipment, and 57% for e-portals.

             For the three months ended March 31, 2002, the overall gross margin associated with sales under Operation Morning Sun was 75%,almost all of which was related to sales of Total Solution Platforms. Costs of Total Solution platforms and satellite equipment were similar to the prior quarter.



General and Administrative Expenses

                     2003                      2002
                    ------                    ------
                   $536,563                  $717,516

           For the three months ended March 31, 2003, general and administrative expenses were $536,563. The general and administrative expenses incurred by Tengtu United amounted to $194,729. The major components of the remaining balance were legal and professional fees of $132,047, and financing related costs of $154,729.

             For the three months ended March 31, 2002, general and administrative expenses were $717,516. The major components of this balance were legal and professional fees and travel expenses related to activities in the Company's Toronto office.



Related Party Consultants

                     2003                      2002
                    ------                    ------
                   $103,440                 $273,385



           Related party consultants' expense relates to staff that manages technical developments and financing activities in North America. Related party consultants' expense decreased due to the elimination of some executive positions and the lower market values for the shares issued to consulting services for the three months ended March 2003.


Collection Provision

                    2003                      2002
                   ------                    ------
                   $73,331                   $95,140

           The expense for the three months ended March 2003 represents an estimate of potential uncollectible accounts associated with sales by Tengtu United. Compared to the same period in 2002, the lower amount was primarily due to the lower sales. This provision is included in due from related party.

Selling Expense

                    2003                      2002
                   ------                    ------
                  $279,805                  $344,741


           In the three months ended March 31, 2003, selling expense was lower compared with the same period of 2002. This is primarily due to lower sales.

           In the three months ended March 31, 2002, selling expenses related almost entirely to the launch of Phase II of Operation Morning Sun by Tengtu United. A primary component of these expenses relates to setting up offices in various provinces and providing training to clients.


Depreciation and amortization

                    2003                      2002
                   ------                    ------
                  $16,314                   $265,587

           As Tengtu China manages the Company's joint venture in China, the Company has not made any significant purchases of equipment in past years. The 2003 amount included $12,842 charged to general and administrative expenses and $3,472 charged to cost of sales. Amortization of $265,587 in the three months ended March 31, 2002 included amortization of the costs associated with two license agreements. TIC Beijing's only income was rental income. The main cost associate with the revenue generated was amortization expense on the equipments. We included this amortization expensed in the cost of goods sold applying the accounting matching principle.

Equity Losses in Investee

                                 2003                             2002
                                -------                          ------
                               $(43,576)                         $ 0

           The equity losses in investee relate to the Company's investment in the Shaanxi LBERC joint venture. The joint venture was established at the end of fiscal 2002. The loss was primarily due to the high start-up expenses for the joint venture.

Interest Income
                                 2003                            2002
                                ------                          ------
                               $62,862                          $ 297

           The interest income was earned by a $4,000,000 restricted cash deposit at Ming Shen Bank (of China). On June 26, 2002, the Company borrowed approximately $3,745,000 in Chinese renminbi from Min Sheng Bank (of China). This line of credit is fully secured by $4,000,000 in restricted US dollar denominated deposits at the Min Sheng Bank. The restricted cash deposit earns interest at 6.15% annually and the interest income is paid on a semi-annual basis. The interest earned for the three months ended March 31, 2003 is $62,862.


Interest Expense

                                 2003                            2002
                                ------                          ------
                               $(101,999)                      $(66,772)

           For the three months ended March 31 2003, the expense consists of interest on the Top Eagle loan, and the Ming Shen Bank loan in China. The interest expense for the same period in 2002 consisted of interest on the Top Eagle loan and the loan to EdSoft Canada, which was eliminated pursuant to a settlement in May 2002. The increase was primarily due to the interest on the Ming Shen Bank loan.

Other Income
                                 2003                             2002
                                ------                           ------
                               $355,215                         $405,228

          In the three months ended March 31, 2003, the other income included $106,245 credits for value added tax paid in China for Tengtu United's sales, a $210,000 reversal of over accrual of consulting fees, a $37,855 reversal of over accrual of legal fees, and a $1,115 purchase credit for video.


Minority interest

                             2003                                     2002
                            ------                                --------
                              $  0                                 $693,162

           Minority interest represents Tengtu China's 43% interest in the operating profits of the joint venture company, Tengtu United.

Critical Accounting Policies
----------------------------

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles or GAAP in the United States. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies.

1. Consolidated Financial Statements

         The Company's principal activities are carried out through Beijing Tengtu United Electronics Development Co., Ltd.(" TUC" or "Tengtu United"), a 57% owned Chinese joint venture company. In the opinion of management, the Company controls TUC because the protective rights enjoyed by the minority interest holder do not rise to the level of participating rights as described in EITF 96-16, therefore TUC is consolidated into our financial statements.

2. Equity Method for Investments in CBERC & LBERC

         Tengtu China, the Company's joint venture partner in TUC, established two joint ventures on behalf of TUC: one with a division of the Chinese Ministry of Education,CBERC, and second, the Shaanxi Province Broadband Education Resource Center, an LBERC. The Company, through TUC, has advanced $4,469,600 for the formation of CBERC and LBERC. The Company accounts for these investments using equity method. Although the Company's equity interest in each of the joint ventures is over 50%, the Company does not control the joint ventures due to participating rights exercised by the minority interest holders in the management of the joint ventures. The company has the ability to exercise significant influence, but not control, over the investees.

3. Due from Related Party

         The Company has engaged Tengtu China, as its agent, to conduct all of TUC's business with any Chinese government entity. As agent, Tengtu China and its affiliated and related companies administer the daily operations of TUC: paying operating expenses, collecting receivables and remitting net operating profits to the Company. In order to support the continuous expansion of China operations, the Company does not expect the repayment of working capital advances made to Tengtu China in the near term. So we use the term "Due from related party" to describe the amount due from Tengtu China.

         Payment processes slower than those experienced in North America are not unusual in China, especially when dealing with different levels of government. In recognizing the environment in which it is operating in China, the Company has classified $9,906,907 of due from Tengtu China to long-term assets as of March 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

             The Company established an allowance for doubtful accounts of $703,047 at March 31, 2003. The Company believes any credit risk beyond this amount would be negligible.

             At March 31, 2003, the Company had $4,416,946 of cash in banks uninsured.

             The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

             For the nine months ended March 31, 2003, approximately 99% of sales were generated through Tengtu United. Receivables related to these sales transactions are grouped together with amounts due from a related party, Tengtu China, in the
Company's financial statements. For the nine months ended March 31, 2003 and 2002, no customer accounted for more than 10% of total sales.

MARKET RISK SENSITIVE INSTRUMENTS


FINANCIAL INSTRUMENT                       CARRYING VALUE    FAIR VALUE

Instruments entered into for trading purposes

NONE

Instruments entered into for other than trading purposes

     Cash and Cash equivalents
          United States                        $    -        $     -
          Foreign                                416,946        416,946
                                               ----------     ----------
                  Total                        $ 416,946     $  416,946
                                               ==========     ==========


     Accounts payable
          United States                        $ 802,712     $ 802,712
          Foreign                                102,656       102,656
                                               ----------    ----------
                  Total                        $ 905,368     $ 905,368
                                               ==========    ==========


     Long-term debt
          United States                        $     -        $        -
          Foreign                               3,744,800    3,744,800
                                               ----------    ----------
                  Total                        $3,744,800   $3,744,800
                                               ==========    ==========



         Cash and cash equivalents and accounts payable are short-term financial instruments, and as such are not subject to significant market risk. Market risk for the long-term debt is considered minimal as the fair value of the debt, which is based on current rates at which the Company could borrow funds with similar remaining maturities, approximates its carrying value.

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

Item 4. Controls and Procedures

           As of May 05, 2003, an evaluation was performed under the supervision and with the participation of the Company's management for the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.

           Based upon their evaluation of the Company's internal controls within 90 days of the date of this report, the Management of the Company have determined that changes are necessary in the format of financial reports from the Company's joint venture partner in China so that they are more clearly understandable and more easily converted from reflecting financial information using a cash method to an accrual method. The Company plans to take steps with its joint venture partner to improve the financial reports. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to May 5, 2002.



                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1. Legal Proceedings
------  -----------------

         In March, 2003, the Company was served with a statement of claim which was issued in the Ontario Superior Court of Justice. The plaintiff in the action is B.D. Clark & Associates, Ltd. ("BDC") and the Company is the defendant. The statement of claim alleges that BDC did not receive certain payments due to it under two contracts beginning March 21, 1997 and ending June, 2001 which obligated BDC to provide consulting services to the Company. Plaintiff seeks the following relief: (1) declarations that the Company has breached its obligations under both contracts; (2) approximately US$9,028,998 in damages for breach of both contracts; (3) pre- and post-judgment interest; (4) costs of the action; and (5) other relief as the Court deems appropriate.

         The Company believes that it has meritorious defences to the statement of claim and intends to vigorously defend the action.

Item 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------

         On February 10, February 20, April 24 and May 3, 2003, the Company sold units consisting of two Special Warrants each to non-U.S. investors in private placements in the following amounts:

Date                    Number of Units                  Aggregate Proceeds
----                   ----------------                  ------------------
February 10, 2003               250,000                            $250,000
February 20, 2003               677,968                            $677,968
April 24, 2003                  250,000                            $250,000
May 3, 2003                     640,000                            $640,000*
                                -------                            --------

Totals                        1,817,968                          $1,817,968

* These Units were issued to Orion Capital Incorporated, a company beneficially owned by William Ballard, the Chairman of the Company's Board of Directors, in satisfaction of $640,000 in short term loans made by Orion to the Company.

         The February 20, 2003 offering was conducted through Dundee Securities Corporation which was paid a commission of $47,457.76.

         The Special Warrants entitle the holders to acquire, for no additional consideration, up to 3,635,936 shares of the Company's common stock and warrants to acquire an additional 1,817,968 shares of the Company's common stock at an exercise price of $.75 per share.

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

           In February, 2003, the Company sold 75,000 units consisting of two shares of the company's common stock and one warrant to purchase common stock for $.75 per share to two investors for $1.00 per unit in a private placement. The investors were granted registration rights with respect to the common stock and the common stock into which the warrants are exercisable. The warrants are exercisable for one year. The sale of the units was accomplished in reliance upon Rule 506 of Regulation D and Section 4(2) under the Securities Act. The facts relied upon for the exemption are that each of the investors meets the definition of an "accredited investor" under Regulation D.

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

          The Company defaulted on its quarterly interest payment to Top Eagle Holdings Limited on a $1,500,000 Floating Convertible Debenture which was due on December 15, 2001. Pursuant to the terms of the Debenture interest accrued on the unpaid interest at the same rate as other sums under the Debenture plus an additional 5%. The necessary payment was made in May, 2002. In addition, the quarterly payments due for March, 2002 and June, 2002 have also been made.

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

           In April, 2000, the Company's common stock was delisted from trading on the over-the-counter bulletin board. This constitutes an Event of Default under the Top Eagle Debenture which gives Top Eagle the right, at its option, and in its sole discretion, to consider the Debenture immediately due and payable, without presentment, demand, protest or notice of any kind.

          On September 30, 2002, Pak Kwan Cheung was removed as one of the Company's Directors. If Pak Kwan Cheung is no longer a Director or our Chief Executive Officer, it is an Event of Default which gives Top Eagle the right, at its option, and in its sole discretion, to consider the Debenture immediately due and payable, without presentment, demand, protest or notice of any kind. Upon an Event of Default, the amounts due under the Debenture may be paid in cash, or stock, at the prevailing conversion price set forth in the Debenture, which is currently $4.00.

           As of the date of this report, Top Eagle has not taken any action based on any Event of Default. However, it has the right to do so at any time and has requested that an additional 5% in interest be paid on the Debenture pursuant to its terms.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

Index of Exhibits required by Item 601 of regulation S-K:

3.1 Articles of Incorporation (filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference);

3.2 By-Laws (filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference);

4.3 Form of Special Warrant issued to investors in a private placements which closed in June, 2002 through February, 2003 (filed as part of our Form 10-K filed on October 15, 2002 and incorporated herein by reference);

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

10.33 English translation of Cooperation Agreement between the Agriculture Bank of China and Beijing Jiade Tengtu Scientific and Technology Group entered into in September, 2002 (filed as part of our Form 10-K/A filed on February 20, 2003 and incorporated herein by reference);

10.34 English translation of Strategic Cooperation Agreement dated July 16, 2002 between Lan Chao (Beijing Electronics Information Industry Co., Ltd.) and Beijing Tengtu Science & Technology Group Co., Ltd. (filed as part of our Form 10-K/A filed on February 20, 2003 and incorporated herein by reference);

10.35 English version of January 1, 2003 Amendment to Joint Venture Agreement between Tengtu International Corp. and Tengtu China.

11.1   Statement of Computation of Per Share Earnings

21.1   List of Subsidiaries

(b) No reports on Form 8-K have been filed for the fiscal quarter ended March 31, 2003.
                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     TENGTU INTERNATIONAL CORP.
                                                --------------------------------
                                                          (Registrant)

Date: May 16, 2003                                          John Watt
      ------------                              --------------------------------
                                                             (Name)

                                                /s/ John Watt
                                                --------------------------------
                                                           (Signature)

                                                 President
                                                 ---------
                                                 (Title)

Date: May 16, 2003                                Judy Ye
     -------------                                -------
                                                  (Name)

                                                  /s/ Judy Ye
                                                  ------------------------------
                                                           (Signature)

                                                  Controller and Interim Chief
                                                  Financial Officer
                                                  ----------------------------
                                                            (Title)

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

Date:    May 16, 2003

/s/ John Watt
-------------
John Watt
President

                                  CERTIFICATION

                       Pursuant to 18 U.S.C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Judy Ye, certify that:

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

Date:    May 16, 2003

/s/ Judy Ye
------------
Judy Ye
Controller and Interim Chief Financial Officer