Form 10-K
period 2003-06-30
TENGTU INTERNATIONAL CORP
filed 2003-10-14
CIK 847597

FORM 10-K
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM          TO
                                           ---------    ---------

                        Commission file Number 000-29957

                           TENGTU INTERNATIONAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                77-0407366
    --------------------------------             ----------------------
    (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)            Identification Number)

                      236 AVENUE ROAD
                 TORONTO, ONTARIO, CANADA               M5R 2J4
          ----------------------------------------     ----------
          (Address of Principal Executive Offices)     (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (416) 963-3999

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

NOT APPLICABLE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                      $.01 PAR VALUE PER SHARE COMMON STOCK
                      -------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                        Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)
                                                        Yes [ ] No [ X ]

     On October 1, 2003, the aggregate market value of the voting common equity of Tengtu International Corp. held by non-affiliates was $29,350,934.25 based on the closing price of $0.55 for its common stock on said date as reported on the Nasdaq over-the-counter Bulletin Board. On such date, Tengtu International Corp. had 72,441,238 shares of common stock outstanding

                                     PART I

   CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


     Our disclosure and analysis in this report contains some forward-looking statements. Certain of the matters discussed concerning our operations, cash flows, financial position, economic performance and financial condition, including, in particular, future sales, product demand, growth of e-education business in China, competition, exchange rate fluctuations and the effect of economic conditions and technological difficulties include forward-looking statements within the meaning of section 27A of the Securities Act of 1933, referred to herein as the Securities Act, and Section 21E of the Securities Exchange Act.

     Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved.

     Investors are cautioned that our forward-looking statements are not guarantees of future performance and the actual results or developments may differ materially from the expectations expressed in the forward-looking statements.

     As for the forward-looking statements that relate to future financial results and other projections, actual results will be different due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than projected. Given these uncertainties, you should not place any reliance on these forward-looking statements. These forward-looking statements also represent our estimates and assumptions only as of the date that they were made. We expressly disclaim a duty to provide updates to these forward-looking statements, and the estimates and assumptions associated with them, after the date of this filing to reflect events or changes in circumstances or changes in expectations or the occurrence of anticipated events.

     We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in our Forms 10-K, Form 10-Q and Form 8-K reports to the SEC.

ITEM 1.  BUSINESS


                               CORPORATE OVERVIEW

     Tengtu International Corp. was incorporated on May 6, 1988, under the laws of the State of Delaware, under the name of Galway Capital Corporation. Galway was formed for the purpose of seeking potential business ventures.

     On May 24, 1996, in connection with a change in management, we changed our name from Tower Broadcast, Inc. to Tengtu International Corp. We changed our name to reflect a change in business direction and affiliation with certain Chinese firms in the Chinese educational software industry.

     Effective as of June 30, 1996, we entered into a purchase agreement with Blue Lake Industries Limited and Tengtu Enterprises Limited, to acquire their combined 49% interest in Beijing Tengtu United Electronics Development Co., Ltd. ("Tengtu United") a Sino-foreign Cooperative Joint Venture.

     Our joint venture partner in Tengtu United is Beijing Tengtu Culture and Education Electronics Co., Ltd. ("Tengtu China"). Tengtu China also acts as agent for Tengtu United. In 1996, three Chinese state owned computer companies owned Tengtu China: Legend Computer Co., Great Wall Computer Group Co. and Taiji Computer Corporation. On March 26, 1998, we and Tengtu China agreed to amend the Tengtu United joint venture agreement to provide us with a 57% interest in Tengtu United.

     In 1999, Beijing Oriental Lian Fa Technology and Trade Group Co., Ltd. became a shareholder in Tengtu China. Our shareholders subsequently elected Fan Qi Zhang, the owner of Lian Fa, as one of our directors. In late 2000 and early 2001, Beijing Jiade Tengtu Technology Group Co. Ltd. and Beijing Oriental Tai He Technology Development Co., Ltd., both of which Mr. Zhang directly or indirectly controls, acquired 100% of Tengtu China.

     On March 6, 2002 and July 1, 2003, we entered into a letter of intent and Terms Memorandum which resulted in a restructuring agreement signed on September 15, 2003. Pursuant to the restructuring agreement, which is subject to shareholder approval and other requirements, Tengtu International Corp. is to acquire 100% of Tengtu United and all of the profits generated by its business in China, in exchange for 30 million shares of our common stock (the "Restructuring"). See "Restructuring," below.

     Tengtu International Corp. functions as the North American base for Tengtu United. Exclusive of our subsidiaries, we have a total of eight full time employees or consultants and focus on obtaining strategic relationships for the provision of educational resources to the Chinese educational market through Tengtu United and raising capital.

     Our principal and executive office is located at 236 Avenue Road, Toronto, Ontario, Canada. Our telephone number is (416) 963-3999.

INTERCORPORATE RELATIONSHIPS

     The following is a description of our current structure and relationships. This structure and these relationships will change if the Restructuring is consummated. See "Restructuring," below.

     We have three subsidiaries that are no longer active. TIC Beijing Digital Pictures Co. Ltd. was engaged in the television post-production business until 1999. It continues to lease its equipment to another company, but has no active operations. e-biztengtu.com, Inc. was incorporated for a proposed business venture that was never completed. Edsoft Platforms (Canada), Ltd. held a 60.2% interest in a Hong Kong educational software business, Edsoft Platforms (H.K.), Ltd. that we plan to dissolve.

     The figure below illustrates our current intercorporate relationships (exclusive of the subsidiaries being wound up or that are inactive):


                                [GRAPHIC OMITTED]




TENGTU UNITED AND THE JOINT VENTURE AGREEMENT

     Tengtu United was formed pursuant to the laws of China on June 12, 1995. The municipal government of Beijing approved the formation as a Sino-foreign Cooperative Joint Venture.

     Tengtu China and Tengtu Enterprises Limited entered into a joint venture agreement on July 30, 1996 effective as of June 30, 1996 to govern the relationship between the parties regarding the joint venture entity, Tengtu United. Effective as of June 30, 1996, Tengtu International Corp. acquired the interest of Tengtu Enterprises Limited in Tengtu United. On March 26, 1998 we amended the joint venture agreement to reflect changes in the business environment and the decision to switch from a focus on the production of educational CD-ROMs to developing application software platforms for the K-12 educational market. On January 1, 2003, we amended the joint venture agreement to increase our right to board representation on Tengtu United's Board of Directors to three (from two) out of five directors. Our current appointees are William O. S. Ballard, John Watt and Yong Sheng Dai, one of our former directors. The Tengtu China appointees are Fan Qi Zhang and Xiaofeng Lin.

     The joint venture agreement requires, among other things, that Tengtu China assign all material contracts in its business to Tengtu United, assist Tengtu United in securing the future rights that relate to its business and assist Tengtu United to maintain good relations between Tengtu United and all governmental and state agencies. Because the Chinese government restricts foreign investment in business related to education, and all government contracts for the use of educational software in Chinese schools must be with other Chinese governmental entities or Chinese-owned entities, we, Tengtu United and Tengtu China have determined that it is not advisable for Tengtu China to actually assign contracts to Tengtu United pursuant to the joint venture agreement. As a result of these business constraints, Tengtu United appointed Tengtu China to act as its agent and conduct the business on behalf of Tengtu United. Tengtu China, and its affiliated companies, will continue to conduct the business on behalf of Tengtu United should the Restructuring be consummated. See "Restructuring," below.

     Under the joint venture agreement, Tengtu China has the responsibility to:

     (a) transfer and assign certain licenses and rights to Tengtu United;

     (b) transfer and assign its electronic educational software titles to Tengtu United;

     (c) transfer and assign all material contracts in connection with the production and distribution of educational software in China to the elementary, middle and junior school levels;

     (d) allow Tengtu United to use its equipment, including computer work stations, at no cost;

     (e) stop all operational activities in connection with the production and distribution of educational software in China to the elementary, middle and junior school levels; and

     (f) assist Tengtu United in securing future rights that relate to its business and assist Tengtu United to maintain good relations between Tengtu United and governmental and state agencies.


     Based on a March 26, 1998 amendment to the joint venture agreement, the parties to the joint venture agreement agreed that Tengtu China's contribution to Tengtu United was the assignment of its contract with People's Education Press to supply text books, educational software and other educational materials for use in or by elementary, middle and high school and junior colleges in China. According to that amendment, no other intangible assets were to be contributed by Tengtu China to Tengtu United.


     The initial joint venture agreement required the Company to contribute $12 million to Tengtu United as follows:

     (a) $6 million on or before July 30, 1996; and

     (b) $6 million on or before July 30, 1997, failing which interest was payable to Tengtu United at 1% over the LIBOR rate and if such funds were not paid by January 1, 1998, Tengtu Enterprises Limited's interest in Tengtu United was to fall by the percentage of the amount contributed less interest over $12 million.

     We paid the initial $6 million to Tengtu United prior to July 30, 1998. We were unable to make the second $6 million payment by January 1, 1998, and under the March 26, 1998 amendment, the outstanding $6 million was to be paid upon our next major financing. No time limit was provided and the term "major financing" was not defined under the amendment. Nevertheless, the outstanding $6 million was paid in 2000. At the same time, our interest in Tengtu United was increased from 49% to 57%. The March 26, 1998 amendment also provides that Tengtu China shall not be required to share or be responsible for any losses incurred by Tengtu United and after-tax profits may not be distributed to either Tengtu China or to us unless the losses from previous years have been recouped by Tengtu United and we have received back all of our cash contributions, without interest, made to Tengtu United. Thereafter, profits shall be allocated 43% to Tengtu China and 57% to us.

     As of June 30, 2003, we contributed approximately $20.4 million to Tengtu United (including contributions to CBERC and LBERCs). In the year ended June 30, 2002, Tengtu United's net profits exceeded its accumulated losses. Therefore, profits are now allocated, but have not yet been distributed to Tengtu China and Tengtu. We have not yet received back all of our capital contributions. See "Selected Consolidated Financial Information and Management's Discussion and Analysis".

     The joint venture agreement also restricts Tengtu China from engaging in, or having any interest in, any other business of any nature or description that competes directly or indirectly with Tengtu United. Further, Tengtu United retains absolute ownership to all rights contributed pursuant to the joint venture agreement and any rights or technologies acquired or developed during the term of the agreement.

     The occurrence of any of the following events constitute an event of default under the joint venture agreement:

     (a) the failure by a party to make any contribution required;

     (b) any transfer by a party of its interest unless as provided by the joint venture agreement (in essence, to an affiliate);

     (c) a general assignment by a party for the benefit of creditors;

     (d) the filing by a party of a petition of bankruptcy which petition remains undismissed and undischarged for a period of 90 days; or

     (e) the default in performance of any other material agreements of a party if the default continues for a period of 60 days following written notice of such default, except that an event of default shall not be deemed to have occurred if any such default is of a non-material nature or that it recently requires more than 60 days to cure, and is capable of being fully cured within a reasonable time, and that the defaulting party is diligently proceeding to cure said default.

     If an event of default has occurred, the non-defaulting party may terminate the agreement if the other party notifies the defaulting party within 30 days after having acquired knowledge of such event of default.

     The laws of China govern the joint venture agreement. The term of the joint venture agreement is for no less than 20 years unless sooner terminated in accordance with the provisions of the joint venture agreement. The agency relationship between Tengtu China and Tengtu United is additionally reflected in two April, 2001 letter agreements, described below. See "Business of the Company
- CBERC, LBERCs and Turn-Key Solutions."

TENGTU CHINA

     Tengtu China is part of a group of companies called the "Tengtu Group," controlled, directly or indirectly, by Fan Qi Zhang, one of our Directors. The Tengtu Group currently employs approximately 400 people. The Tengtu Group is made up of the following entities, divisions and branch offices, with the following functions:

     o Tengtu China - Tengtu China focuses on software development and sales, and CBERC and LBERC portal development. In anticipation of the Restructuring, the Tengtu China software development employees are in the process of being transferred to Tengtu United.

     o Beijing Tengtu Tian Di Network Co., Ltd - Tian Di focuses on hardware sales, systems integration and satellite transmission.

     o Tengtu Electronic Publishing House - Tengtu Electronic Publishing House publishes educational materials, teacher training materials, cartoons and games on CD ROM. Tengtu China has advised us that Tengtu Electronic Publishing House is only one of eight companies in China, and the only private company granted an electronic publishing license for educational materials. While Tengtu China has use of its electronic publishing license, Tengtu Electronic Publishing House does not operate exclusively on behalf of Tengtu United. In the event the Restructuring is consummated, it will remit its net profits to Tengtu United.

         There are four shareholders in Tengtu Electronic Publishing House, including Tengtu China and three other entities that Mr. Zhang controls, which own a total of 80% of the company.

     o Beijing Fengati District Teacher Training Center - Tengtu Teacher Training trains teachers in the use of Tengtu United's products and services.

     o Branch Offices - Tengtu China owns branch offices in the following locations throughout China which are sales and marketing centers for Tengtu United's products and services, and also install, update and service Tengtu United's software and products and provide systems integration services. It is anticipated that we will consolidate some of the branch offices in order to save operating expenses. This will be possible because of our agreement with the Agricultural Bank of China pursuant to which the bank will collect monies from individual schools (see "Business Overview," below):

     -   Neimeng Branch Office South Xingan Street, Huhehaote City, Neimeng
         Province
     -   Shanxi Branch Office Banpodong Street 168, Taiyuan City, Shanxi
         Province
     - Shandong Branch Office Room 401, Entrance 3, Building 8, Block 5, Lixia District, Jinan City, Shandong Province
     -   Shanxi Branch Office Yaowangdong 164, Xi'an City, Shanxi Province
     - Yingchuan Branch Office Jinliantong Mansion 509, Xinhua Dong Street 53, Yinchuan City, Ningxia Province
     - Sichuan Branch Office Xinghui Xi Street 5, Jingniu District, Chengdu City, Sichuan Province
     - Guangzhou Branch Office Jinshan Mansion North Tower, 6th Floor, Tianhe District, Guangzhou City, Guangdong Province
     - Hubei Branch Office Wuge Street 460, Wuchang District, Wuhan City, Hubei Province
     -   Fuzhou Branch Office Hudong Street 168, Fuzhou City, Fujian Province
     - Anhui Branch Office Room 102, Building 203, Hupo Garden, Hefei City, Anhui Province

     - Guizhou Branch Office North Wengchang Street 102, Guiyang City, Guizhou Province
     -   Hainan Branch Office Binghai Street, Haikou City, Hainan Province
     -   Hunan Branch Office Wenyun Street 23, Changsha City, Hunan Province
     - Liaoning Branch Office Dongbeiguoshi Mansion 711, ChongShandong Street 71, Huanggu District, Shengyang City, Liaoning Province
     - Jiangxi Branch Office Huisheng Mansion 1011, Jianggangshan Street 1028, Nanchang City, Jiangxi Province
     -   Jilin Branch Office Yongchang Lane 21-1-303, Changchun City, Jilin
         Province
     - Jiangsu Branch Office Zhongqing Mansion 1602, Caochangmeng Street 96, Nanjing City, Jiangsu Province
     -   Guangxi Branch Office Zhiwu Street 50-1, Nanning City, Guangxi Province
     - Hebei Branch Office Jingyi Business Center A-317, Gongnong Street 230, Shijiazhuang City, Hebei Province
     -   Henan Branch Office Huayuan Street 3-116, Zhengzhou City, Henan
         Province
     -   Beijing Branch Office Building 8, Fucheng Street, Beijing

     o LBERC Companies - We operate the LBERC projects typically through separate joint venture companies formed with the applicable Provincial Center for Audio/Visual Education.

     o We operate the CBERC project through a joint venture with the National Center for Audio/Video Education division of the Ministry of Education. The joint venture is called Beijing HuaXiaBo Xiu Education Software Co., Ltd.

The figure below illustrates the Tengtu Group's ownership structure:




                                [GRAPHIC OMITTED]



OUR BUSINESS

BUSINESS OVERVIEW

     We are currently, indirectly through Tengtu United and its agent, Tengtu China, engaged in the following lines of business:

     o   sales of educational content software to Chinese K-12 schools;

     o sales of special software products for learning applications, resources management, distance learning and web/internet applications contained in the "Total Solution" software package;

     o development of the Central Broadband Education Resource Center ("CBERC") with a division of the Chinese Ministry of Education, the National Center for Audio/Video Education. CBERC is an electronic resource centre and portal containing educational materials that are transmitted to schools that download them daily via satellite and that are to be accessible by Internet;

     o development of Local Broadbank Education Resource Centers ("LBERCs") with several Chinese provinces. It is anticipated that the LBERCs will connect with CBERC and contain their own educational and other materials as mandated by the provincial branches of the Chinese Ministry of Education. Like CBERC, content will be transmitted to schools daily via satellite and will also be available via Internet. LBERCs include our turn-key electronic resource centers and portals;

     o sales of computer hardware and systems integration services to Chinese schools; and

     o   the provision of information technology training to teachers.

     We have instructed Tengtu China to conduct all of Tengtu United's business with all Chinese government entities. Tengtu China, as Tengtu United's agent, administers the daily operations of Tengtu United, such as paying operating expenses, collecting receivables and remitting net operating profits to Tengtu United.

     Tengtu United's Total Solution platform makes available via Intranet or Internet a comprehensive set of tools for computerized class instruction, on-line learning, school office administration, and management of educational and multimedia resources. In cooperation with the Chinese National Center for Audio/Video Education, we designed the Total Solution platform to accommodate broadband Internet connections via satellite and cable.

     Tengtu China began installing the Total Solution platforms under Operation Morning Sun, a project that the Chinese Government awarded to Tengtu China as agent for the Chinese Ministry of Education and through contracts with Provincial education ministries. See "The Chinese Educational and Distance Learning Market".

     In April 2001, Tengtu China (on behalf of Tengtu United) entered into a cooperation agreement with the Chinese Ministry of Education under which Tengtu China agreed to be the Ministry's operating and development partner for its (1) distance learning network in China and (2) CBERC. Tengtu China entered into cooperation agreements with provinces such as Shandong, Sichuan, Shaanxi and Fujian for the development of Provincial LBERCs. These agreements have not proceeded beyond the beginning stages, however, because, as set forth below, our focus has shifted to the development of local and district LBERCs in the form of turn-key portals. We believe that the turn-key portals provide us with greater market penetration as opposed to Provincial LBERCs, which would require marketing to these local and district authorities anyway. The success of Tengtu United's Total Solution application platform provided an initial basis for Tengtu United to establish its position in the China K-12 market as a leader in education solutions while enabling it to meet the Ministry of Education policy objectives for IT education at the individual school level. The software application enabled schools in less-advantaged areas to provide a computerized learning environment in parity with schools in economically advanced regions. We believe the software application succeeded in addressing the important priority objectives for the modernization of China's education system, while providing an initial profitable core business for us.

     When Tengtu China was awarded the cooperative agreements to be the Chinese Ministry of Education's operating and development partner for the national e-education portal and distance learning network (CBERC), and the key strategic Provincial portals (LBERCs), this development required major readjustments to the business and the manner in which to engage the marketplace. Accordingly, now, instead of selling products to individual schools, our focus is on selling products to entire school districts all at once.

     We are working to create distribution channels for our products and services that will encompass a nation-wide satellite system and an education portal infrastructure at the Provincial, local and city/district levels. We believe that the new distribution channels can enable Tengtu United to rapidly and more efficiently increase the number of client schools for its software and services by Province and create captive markets for its products and services under a system-wide marketing approach.

     While Tengtu United will still sell its Total Solution software application platform, it is evolving to offer a greater product mix of not only platforms, but e-portals, satellite connectivity, "campus-end" software and product for administration and e-learning in WAN and LAN systems, system integration services, e-publishing content and training centers.

     These changes required a major effort and commitment of significant resources in fiscal 2003 to re-engineer product lines and to develop the portal infrastructure to support new business opportunities. At the same time, previous marketing and accounts payable policies and strategies have been adjusted to the requirements of the anticipated growth of the business. Specifically, Tengtu China has focused on the collection of past due receivables and e-portal design and development. This has caused a slow-down of platform and satellite installations and implementation of new marketing and distribution channels. We are completing this work to ensure that platform sales and new streams of revenue will be available to Tengtu United as it engages the market at significant new levels.

     With respect to our focus on the collection of receivables, in October 2002, the Tengtu Group, through Beijing Jiade Tengtu Technology Group Co. Ltd., entered into an agreement with the Agricultural Bank of China to provide an $18.5 million buyer's credit line for the purchase of Tengtu United's products and services. The Tengtu Group entered into the agreement to make the credit line available to Tengtu United's customers (K-12 and vocational schools). Pursuant to the agreement, the Agricultural Bank provides a loan for up to 80% of the cost of the products and services we sell. The Tengtu Group guarantees each loan that the schools draw from the credit line. Use of the Agricultural Bank credit facility also required Tengtu United to adjust its marketing strategy from school-by-school to district-by-district to efficiently use the Agricultural Bank line. In this way, we can collect larger amounts of money from fewer entities as opposed to collecting from each individual school. This strategy is in alignment with our overall system wide marketing strategy. We believe that this credit facility will reduce our receivable balances in the future and allow for a "pay as you go" client payment policy at Tengtu United. We anticipate that the credit facility can give Tengtu United access to greater cash flow to sustain its operations and growth in the market.


     As a result of the foregoing activities, our revenues were less than those achieved during the fiscal year ended June 30, 2002. However, our new business model began to produce significant results in the third and forth quarters of fiscal 2003 despite the closure of schools from April until Summer recess due to the impact of SARS. Tengtu United's sales for the six months ended June 30, 2003 were $3,859,325. This total included sales of equipment supported by buyer's credit line through the Agricultural Bank of China of $2,042,243, 11 Portals for $536,166, 1,242 sets of Satellite connectivity equipment for $470,515, System integration for $721,702, Total Solution Platforms for $36,458, CDs for $52,141.

THE TOTAL SOLUTION AND SOFTWARE

     Despite the recent slowdown in installations described above, we believe that sales of the Total Solution will continue to be a significant source of revenues. We continue to sell the Total Solution pursuant to assist in fulfilling the policy goals of the Chinese Ministry of Education to further IT education. To date, we have installed the Total Solution in approximately 10,725 schools. The current backlog of Total Solution installations is approximately 600, the result of shortages in installation capacity at Tengtu China. The average cost of the Total Solution is approximately $1,500, but the cost varies greatly depending on certain incentives and promotions that Tengtu United afforded for the purposes of market entry.

     The Total Solution software platform is a package of bundled software consisting of specialized application software and subject-specific courseware. We believe it is one of the few IT solutions in China that integrates applications for teaching/learning, home-school connectivity, school resource management, global inter-school communication, and resource sharing. The network and software are designed with data security to prevent unauthorized access and manipulation. The system also features easy, flexible and inexpensive implementation, modification and upgrading.

     The individual components of the Total Solution, which we can sell separately or all together, fall under three categories: Teaching Platform, Resources Platform and Information Management Systems.

                                TEACHING PLATFORM

     The components of the Teaching Platform of the Total Solution are each briefly described below:

     o MULTIMEDIA ELECTRONIC CLASSROOM. The Multimedia Electronic Classroom allows for the conduct of classes electronically through networked computers by allowing the transmission of audio, video and text content from teacher to student. The Multimedia Electronic Classroom has 23 functions including electronic hand raising, dialogue between a teacher and individual student, or with the entire class, video and audio broadcasting, document delivery and screen monitoring. Key technical features available for use in the Multimedia Electronic Classroom are: dynamic screen capture, audio and video shunt control, audio compression and superposition and network flow detection control. In June, 2000, the Chinese Ministry of Education advised Tengtu China that the Multimedia Electronic Classroom component of the Total Solution is the only multimedia electronic classroom that it recommends. However, the Chinese provincial and local educational agencies do not require the purchase of the Multimedia Electronic Classroom.

     o INTERNET NETWORK CLASSROOM. The Internet Network Classroom allows students to learn to use the Internet and computer networks in a virtual environment. We designed it to satisfy information technology teaching requirements of the Chinese Ministry of Education. The Internet Network Classroom emulates web browsing, e-mail, home page creation and chat rooms. It can also acquire resources from a school's network or the Internet and make them available to students, provide a forum for school announcements and news, and make available a test question bank and other resources.

     o VIDEO ON DEMAND SYSTEM OR VOD. The VOD system allows users to obtain and view video and other multimedia programming. Teachers and students can use it to construct multimedia and electronic reading rooms on a school network.

     o VIRTUAL CD ROM SYSTEM. The Virtual CD ROM system allows each stand-alone computer in a school's network to share a single courseware CD.

     o SATELLITE LIVE BROADCASTING CLASSROOM. The Satellite Live Broadcasting Classroom is similar to the Multimedia Electronic Classroom except that it allows for the reception of classes, using a satellite broadcast from a central classroom.

     o TENGTU DISTANCE LEARNING SYSTEM. The Tengtu Distance Learning System functions like an Internet based school where teachers can create interactive courseware and students can select from various subjects.


                               RESOURCES PLATFORM

     We briefly describe each of the components of the Resources Platform of the Total Solution below:

     o TEACHING SERVICE SYSTEM. The Teaching Service System allows teacher access to educational resources to prepare specific lectures and classes. It allows teachers to coordinate preparation with each other, as well as to add key points, questions and highlights for students.

     o TEACHING RESOURCES DATABASE. The Teaching Resources Database provides teachers and students with teaching and self-learning materials. It includes 100 gigabytes of video, audio, and textual course materials. In addition, it includes 100 CD ROM educational courseware titles.

     o TENGTU RESOURCES SERVICE SYSTEM 5.0. The Tengtu Resources Service System allows for easy introduction of new educational content that schools receive and can migrate to the Internet or a LAN without any revision. The Tengtu Resources Service System has an easy to use interface similar to that of Internet web browsers with available on-line help. The Tengtu Resources Service System provides a tool to manage the educational resources in the CBERC and LBERC portals and provide administrative functions to local education commissions through LBERCs. It allows access to, and search and storage of, various resources.

                         INFORMATION MANAGEMENT SYSTEMS

     We briefly describe each of the components of the Information Management System of the Total Solution below:

     o LIBRARY MANAGEMENT SYSTEM. The Library Management System allows for the management of paper-based and electronic school libraries. With respect to paper-based books, the Library Management System allows for indexing and searching of available titles; recording information about students who borrow or read titles; circulation management allowing schools to track loans, renewals, late fees and book losses; and system inquiries about titles, new arrivals, circulation and readers, and gathers statistics and analytical data. With respect to electronic books, the Library Management System allows access through an internet web browser to available titles.

     o SATELLITE RECEIVING SYSTEM. We designed the Satellite Receiving System to receive and organize content. It receives the content through satellite transmissions and makes it available for use. Specifically, it provides the following features: program guide production, program guide distribution, dynamic news distribution, dynamic advertisement distribution (HTML, GIF and other formats), station production and broadcasting, multiple file production and broadcasting and multiple program timing verification, news received in MS Word format, Dynamic Video File Reception, automatic updating of programs and satellite recording of live classroom coverage.

     o TEACHING INFORMATION MANAGEMENT SYSTEM. We designed the Teaching Information Management System to assist teachers and administrators in the management of schools. It serves as a database for teacher and student information. It also allows for teacher salary management, class scheduling, and the management of access rights to various applications on a school network.

     o GENERAL INFORMATION SYSTEM FOR WEB SCHOOLS. The General Information System for Web Schools allows for information exchange among teachers, administrators, students and parents.

CBERC, LBERCS AND TURN-KEY SOLUTIONS

GENERAL

     As a result of the relationship developed with the National Center for Audio/Video Education through Operation Morning Sun Phases I and II, the Chinese Ministry of Education selected Tengtu China to establish the CBERC and LBERCs, which include local and district turn-key portals. CBERC and LBERCs are part of a national initiative developed in late 2000 under the "School to School" link project to provide content to computerized classrooms across China. The National Center for Audio/Video Education recognized at that time that electronic classrooms and school computer networks, while able to allow a school to share its internal information technology resources, could not allow for the sharing of national and regional educational resources. The goal of the School-to-School link program is to have approximately 90% of all elementary and secondary schools in China connected to national and local education resource centers (CBERC and LBERCs), through a satellite network, within 5 to 10 years of 2000.

     Schools that sign up for CBERC pay for the necessary satellite and other equipment and receive the first year of service for free. Currently, of the approximately 33,000 schools that have signed up for CBERC service, about 2,500 are in their second year of service and pay license fees averaging approximately $240 per year.

     We anticipate that we will connect CBERC and the LBERCs to the China Education Resources Information Network, known as CERNET, using a high-speed fiber optic network or a satellite. We maintain a central website for CBERC in Beijing. It contains educational resources that the National Center for Audio/Video Education and Tengtu China provide. It will also contain education resources from LBERCs, which it will upload through CERNET. We plan to provide schools with access to their local LBERC and to CBERC resources through the LBERCs utilizing the Total Solution or similar platform software.

     We anticipate that CBERC will have the following functions:

     o Organization of Educational Resources - LBERCs will upload their educational resources through CERNET to the CBERC central website which will process and organize it using database management software;

     o Active Server Pages, or ASP, Services - CBERC will provide ASP Services to allow schools to develop their own websites;

     o Educational Information Announcement Platform - will allow for the broadcasting of educational information and educational policies by the Chinese Ministry of Education;

     o   Video Conferencing; and

     o Virtual Teaching Community - will provide students with on and off-campus education services.

         We anticipate that the LBERCs will have the following functions:

     o Organization and Uploading of Teaching Resources - each LBERC will collect and organize its educational materials into local resources for uploading and sharing on CBERC;

     o Teaching Resources for Schools - LBERC will combine, organize and make available local and CBERC educational content;

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

     o VOD - will allow teachers and students to view on-line real-time video educational information or download documents;

     o   Web-based examination system;

     o Course Preparation for Teachers - Teachers will be able to manipulate the CBERC and LBERC content in order to prepare lesson plans and teaching materials;

     o Web-based Academic Subjects Teaching/Research Center - will provide teachers with the means of engaging in academic exchanges and discussions with other teachers; and

     o   Software Downloading.

     We also anticipate that both CBERC and LBERCs will be used for education related e-commerce and adult continuing education.

     While the CBERC portal is not yet in its final form, CBERC is sending, via satellite, approximately six hours of educational content daily to approximately 33,000 schools across China. The content consists of required educational coursework in a number of areas which schools downloaded and modify and utilize using our Total Solution, or similar software.

     During the year ended June 30, 2003, Tengtu China began selling turn-key portal systems on behalf of Tengtu United to individual school districts and sold and installed 11 turn-key portals at the following locations: Jinzhou City of Liaoning Province, Sanyuan County of Xianyang City of Shanxxi Province, Baoji City of Shanxxi Province, Liwan District of Guanzhou City of Guangdong Province, Yulin City of Guangxi Province, Nanjin City of Jiangsu Province, Xinyu City of Jiangxi Province, Kunming City of Yunnan Province, Gansu Province, Yanqing district of Beijing, and Huairu district of Beijing.

     The sale of turn-key portals represents a shift in the focus from LBERC projects, which require significant capital costs and the negotiation of complex joint venture agreements with local ministries of education for portal development and content, to one-time sales of portals that can be used to immediately link with the CBERC. Once the portals are in place, we believe that we will be in a position, through Tengtu China, to sell content to the portal owners and collect CBERC fees.

     The turn-key portals' functions are similar to those of the LBERC portals, except that they are tailored to be used by individual school districts and allow for the school districts to customize content and function based on their needs.

     The price of each turn-key portal varies based on the extent to which the school districts customize the content with the average price being approximately RMB 300,000 (approximately $36,000), with a profit margin of approximately 30%.

     We believe that once the CBERC, LBERCs and turn-key systems are fully operational, they will generate the bulk of Tengtu United's revenues. Revenues are expected from system access fees and sales of ancillary products.

                                      CBERC

     The establishment of CBERC is governed by an agreement to create a joint venture to operate CBERC, dated July 22, 2002, between the National Center for Audi/Video Education and Beijing Jiade Tengtu Technology Group Co. Ltd., a shareholder of Tengtu China that Mr. Zhang controls.

     In addition, there are two amending agreements that attempt to solidify our interest in CBERC dated April 17, 2001 and April 25, 2001. The April 25, 2001 agreement is among us, Tengtu China and Tian Di, and the April 17, 2001 agreement is between us and Tengtu China. These agreements are designed to address the fact that neither we nor Tengtu United are a party to the CBERC agreement and to document that Tengtu China operates as agent on behalf of Tengtu United. In the event that the Restructuring is consummated, Tengtu United is to receive Jiade's share of the net profits generated by the CBERC joint venture and Tengtu International Corp. is to receive a proxy over Jiade's interest in CBERC. In addition, it is anticipated that Jiade's interest in CBERC will be transferred to Tengtu China or Tengtu United, if possible. See "Restructuring," below.

     Pursuant to the agreement with the Chinese National Center for Audio/Video Education, for those schools that already have the Total Solution, Tengtu China is to furnish one free upgrade to schools that become a subscriber to CBERC. For those schools which have not yet purchased the Total Solution as part of Phases I or II of Operation Morning Sun, Tengtu China is required to provide the necessary satellite equipment free of charge to the schools that sign-up and pay for the first year's annual base subscription fee to permit usage of the CBERC distributed materials and products. We believe that this will set the stage for these schools to become purchasers of the Total Solution and other Tengtu United products available for use on that platform.

     For schools in disadvantaged regions that cannot afford any computer networking equipment, Tengtu China is to donate the satellite reception equipment and sell them 100 CD ROM titles at a reduced cost. Tengtu United's long range goal is to build up the necessary relationship so that eventually many of these schools will become purchasers of the Total Solution and subscribers to CBERC.

     The agreement with the National Center for Audio/Video Education also calls for the sale of up to 30,000 sets of educational software.

     The CBERC joint venture agreement calls for the creation of a new corporation to operate the CBERC joint venture. The agreement requires Beijing Jiade Tengtu Technology Group Co. Ltd to contribute 71 million Yuan for a 70% interest for the first two years after the establishment of the joint venture company, and 53% thereafter. To date, we have funded approximately 21 million Yuan of the 71 million Yuan contribution that the agreement requires. The agreement requires an additional 30 million Yuan contribution within 12 months after the establishment of the new joint venture company. Also, Beijing Jiade must contribute a further 20 million Yuan within 18 months of the creation of the new joint venture company. Pursuant to the agreement, the joint venture company will distribute profits in accordance with ownership percentages. The new joint venture company, Hua Xia Bo Xiu Education Software Co., Ltd. was established on January 13, 2003.

     While not formalized in a written document, it is our belief that, in the event the Restructuring is not consummated, Beijing Jiade's rights in the CBERC joint venture agreement are held for the benefit of Tengtu United and have confirmed this with Fan Qi Zhang, the beneficial owner of Beijing Jiade and one of our Directors.

                                     LBERCS

     Local Broadband Education Resource Centers (LBERCs), which include turn-key portals, will operate at the Provincial, district and county levels. At the Provincial level, the LBERC would typically be formed under a joint venture agreement with Tian Di, on behalf of Tengtu United, and between the provincial Center for Audio/Video Education (CAVE). The agreements require that we contribute capital for the creation of the LBERC joint-venture company. At the district and county level Tengtu can establish a turn-key portal sold to a local CAVE authority to operate. This does not require the capital investment of a provincial joint-venture and allows for quicker penetration of the market at the level of the client users.

     Subsequent to entering into letters of intent to form Provincial LBERCS Tengtu concluded an arrangement with the Agricultural Bank of China establishing a line of credit for client users of Tengtu products and services including its turn-key portal. This enabled Tengtu to change its business strategy to more quickly penetrate its market on a district by district basis versus school by school. This strategy has led to the installation of eleven turn-key portals to date and has shifted the our near term business priorities from establishing capital-intensive Provincial LBERC joint-ventures to district and county level LBERCS using turn-key portals. Money already invested in the Shandong provincial LBERC is in the process of being returned to the us. A strategy for incorporating provincial level LBERCs will be determined as the market matures.

SYSTEMS INTEGRATION SERVICES, TEACHER TRAINING

     TianDi performs Tengtu United's systems integration services. The services offered include everything necessary to create electronic and web-based classrooms from software installation to network cabling and sales of hardware and hardware and e-portal set-up.

     In connection with Tengtu United's software sales, Tengtu United currently offers training services to instruct teachers in the use of information technology and Tengtu United's products through Tengtu Group's Tengtu Teacher Training division. The Tengtu Teacher Training Division has assisted the Chinese Government in setting up teacher training centers in XinJiang, Inner Mongolia, Shanxi, Shandong, Shaanxi, Sichuan, Fujian, Anwei, Guizhou, Guangdong, and Hainan. To date, the Tengtu Group has trained more than 10,000 teachers at no cost to the teachers or the Chinese Government. Our strategy is to train teachers on our software system so that any future purchases by schools will be of Tengtu products.

     In the future, Tengtu United plans to offer information technology teacher training as a fee-based service.

OUR MARKETING AND SALES STRATEGY

     Tengtu United recently changed its focus from marketing on a school-by-school basis to selling products and services to entire school districts all at once. We refer to Tengtu United's marketing strategy as the "Tengtu Pattern". Under the Tengtu Pattern, the goal is to make customers into cooperative and joint venture partners. To this end, through Operation Morning Sun Phases I and II, Tengtu United was able to establish, through Tengtu China, a close working relationship with the Chinese central Ministry of Education and the National Center for Audio/Video Education as partners in the sale and distribution of products and services. Tengtu United, through Tengtu China, performed necessary services and received approximately 35% of the income generated. Operation Morning Sun Phase I and II has also allowed Tengtu China to work closely with Centers for Audio/Video Education at the Provincial, city and county levels providing a sales channel that cover almost all of China.

     Once we sign a cooperation or joint venture agreement through Tengtu China with a central or local government entity for the provision of products or services, it becomes very difficult for other companies to compete because the agreements tend to be exclusive.

     In order to coordinate marketing activities, Tengtu China has a marketing division. Most of the sales force is full-time employees who are paid a salary plus a commission based on sales.

     In the future, we plan to target parents and students as customers. Tengtu United plans to do this by having branch office personnel recruit teachers in charge of information technology to sell products in exchange for a 5% commission to be paid to the teacher and 20% to the school. The teachers can recommend Tengtu products to the school principal, who could then recommend them to other teachers and students. The branch office personnel may also bring products to the schools and school districts for demonstrations.

     In the three months ended June 30, 2003, Tengtu China has engaged local distributors to distribute products on a limited basis in certain provinces where such distributors operate.

     In the nine months ended June 30, 2003, Tengtu China has begun limited advertising in publications catering to the Chinese educational system. However, advertising is not a focus of the growth strategy.

     In early 2003, Tengtu China took a new approach to address the growth in outstanding accounts receivable. First, Tengtu China is focused on the collection of past-due receivables. Since November 2002, Tengtu China has been able to collect an average of RMB 3 million (approximately $362,000) per month. Tengtu China has done this by committing more personnel to collections, providing up-grades to software and training to schools that owe money and by encrypting satellite transmissions so that schools that are behind in payments cannot receive them. Second, Tengtu China has instituted a new policy whereby products and services will not be provided until paid in full. While many schools and school districts do not have funds available to pay right away, the line of credit made available through the Agricultural Bank permitted this flexibility. See "Our Business."

INTELLECTUAL PROPERTY

     We, Tengtu United and Tengtu China rely primarily on trade secrets to protect proprietary software products. Tengtu China executes confidentiality and non-disclosure agreements with its software development employees and limits access to and distribution of proprietary information and source code. Of the 14 current software products that have been developed, Tengtu China has applied for copyright protection in China for eight and received copyrights for seven.

     On September 12, 2001, Tengtu China applied to the Trademark Office of State Bureau of Industry and Commerce of PRC to register the "Tengtu" name as a trademark. Tengtu United has not yet received a response to its pending application.

LICENSES

     In order to operate the business in China, Tengtu China, or a member of the Tengtu Group, use or possess licenses issued by the Chinese Government.

     The transmission of content via satellite for CBERC and LBERCs requires the use of a satellite license. The National Center for Audio/Video Education provides Tengtu China with the use of a satellite license pursuant to the CBERC Agreement. However, sufficient bandwidth for transmissions is not always available. Therefore, TianDi entered into a cooperation agreement with Beijing Yu Xin Electronics Company ("Beijing Yu Xin"), the holder of a satellite license which terminates in 2004, that allows Tian Di to use Beijing Yu Xin's satellite delivery platform to deliver K-12 and adult continuing education content.

     Tengtu Electronic Publishing House, a company owned in part by Tengtu China, has an electronic publishing license for educational materials that is required to renew every two years. Tengtu China makes use of the electronic publishing license, in order to publish educational content for CBERC and LBERCs. Its renewal is currently pending, however, Tengtu China has been advised that Tengtu Electronic Publishing House may continue using the license during this period. We believe that Tengtu Electronic Publishing House is only one of eight companies in China, and the only private company, granted an electronic publishing license for educational materials.

     In the event that the electronic publishing license is lost, or is not renewed, Tengtu China would not be able to make retail sales of books, CD ROMs and tapes in the Chinese retail market unless it is able to obtain access to another license. Sales of the Total Solution and related products to Chinese K-12 schools would be unaffected. While we plan to expand into the retail market in the future, current activities in the retail market are minimal.

     The loss or failure to obtain a renewal of the electronic publishing license would also prevent Tengtu China from providing educational information and e-business content through CBERC, LBERCs and turn-key portals, and therefore, from deriving any revenues from CBERC and LBERC user fees for electronically published content. We expect that these user fees will be a major source of revenues in the future. However, because the Chinese Ministry of Education also has an electronic publishing license, it is likely that Tengtu United would be permitted to use that license in the event its joint venture partner's license is not renewed.

     In September, 2000, the State Council of China and the Chinese Ministry of Information Industry issued regulations requiring that all commercial internet content providers obtain an Internet Content Provider License. Such a license will be necessary once we complete any of the CBERC or LBERC web portals because they will disseminate information over the internet through the portals.

     TianDi has an Internet Content Provider License that is subject to annual review.

COMPETITION

     With respect to the Total Solution, Tengtu United could face significant competition. IBM has already entered the Chinese market and we believe it has set an objective to capture 25% of the worldwide education market. IBM offers software similar to the VOD component of the Total Solution and is involved in developing resource centers and satellite projects.

     With respect to the sale of educational software, the main competition comes from Beijing Kelihua (Clever) Co., a Chinese public company, which currently has a large percentage of the educational software market. We believe Kelihua is currently China's largest K-12 educational software company, and, like Tengtu China, it cooperates closely with the Chinese government and has also been in the educational software business longer than Tengtu China. Another major competitor is Hangzhou Zheda Huatai Science & Technology Co. (which has been in business longer than Tengtu and sells products similar to the Total Solution). We believe that there are five or six other companies that offer software that has some, but not all, of the functions of the Total Solution. Quinghua Tongfang, a Chinese public company that produces Internet platforms for online education and vocational training, is another major competitor. The company is partially owned by the Quinghua University and also works in conjunction with the Chinese Ministry of Education. And finally, Bainianshuren, is a Chinese company which produces software for university entrance exam preparation and focuses on distance education. It too has a relationship with the Chinese Ministry of Education.

     With respect to the CBERC project, Tengtu United does not face any significant competition at the current time because the National Center for Audio/Video Education has chosen Tengtu China as its partner for the project. With respect to LBERCs, the main competition is from Kelihua, Legend Computer Co., a large public company in China, and Bainianshuren. There are also several other smaller competitors for the LBERC and turn-key solutions projects.

     Tengtu United also faces competition from educational resource providers that provide information in other formats. First, there are several companies, including Kelihua, which set up local web schools via the Internet. Because broadband connections are generally not available in China, the types of multimedia content available is limited. Second, several companies provide educational content to schools by means of a teletype machine. While this is a cheap alternative for many schools, the educational resources in a text format are not compatible with a computer network. Third, several companies provide educational content via a satellite network only, which allows for transmission of multimedia materials. The price for these materials tends to be high, but these companies do not have as much quality content as is currently available through CBERC.

     With respect to systems integration services, there are numerous companies engaged in this business, some of which are larger than us, and many of which are smaller. The smaller companies have an advantage in that they can get information more rapidly in their local markets and tend to have personal relationships with their local customers.

BUSINESS PARTNERS

     In May, 2002, Tengtu China entered into an agreement with Beijing Stone Lifang Information Technology Co., Ltd., also known as "SINA". SINA is a well-known Chinese network application software provider and internet company. Pursuant to the contract, SINA is to design and develop a CBERC portal and provide such services to the portal as installation, commissioning, inspection testing and training. This SINA-designed portal is to serve as a template that we will use for each of the LBERC and turn-key portals.

     On August 27, 2002, the Tengtu Group entered into a cooperation agreement with the Kingston Education Group for the formation of a joint venture company called the Beijing Tengtu Kingston Education Service, Ltd. Kingston Education Group is a group of educational companies based in Canada which, in cooperation with several universities, offers educational services and degree programs using distance learning. Pursuant to the agreement, the joint venture is to offer Chinese and Canadian high school and university programs and degrees to both students in China and Canada through an "international school". The Tengtu Group is to provide all funding for the joint venture company, as well as all necessary equipment. Kingston is to provide all educational resources and services. The term of the agreement is ten years. The international school is in the pilot stage. A Canadian curriculum has been delivered to a Beijing high school and an exchange program has been set up allowing students to study in Canada.

     As set forth above, the National Center for Audio/Video Education is also our business partner with respect to CBERC and the sale of the Total Solution.

THE CHINESE EDUCATIONAL AND DISTANCE LEARNING MARKET

     The information in this section "The Chinese Educational and Distance Learning Market" is from CERNET, the first nationwide education and research computer network in China, and is available at www.edu.cn. The Chinese government provides funding for the CERNET project and the Chinese Ministry of Education directly manages it. Access to CERNET as a broadband distribution channel has been incorporated into CBERC.

     CERNET has a four-layer hierarchy (the nation-wide backbone, regional networks, provincial networks and campus networks). CERNET National Centre is located in Tsinghua University, which is responsible for operation and management of the CERNET backbone nationwide. The ten regional network centers and main nodes are distributed in Tsinghua University, Beijing University, Beijing University of Post and Telecommunication, Shanghai Jiaotong University, Xi'an Jiaotong University, Central China University of Science and Technology, South China Institute of Technology, China University of Electronic Science, Southeast University and Northeast University, which are responsible for operation, management, planning and construction of CERNET regional backbones.

THE CHINESE EDUCATIONAL SYSTEM AND RECENT POLICIES

     While education has always been a driving force in China's culture and society, it has become a much greater priority with the emergence of a market economy. Education is now seen as critical to enable China to compete in the world economy.

     The Chinese central government, through the Ministry of Education, manages education in China at a macro level, providing policy guidance and basic educational requirements that must be taught. To a large degree, the provincial governments are left to implement basic education through development of teaching plans to supplement the required coursework from the central Ministry of Education and the funding of basic education in poorer areas. County level governments have the main responsibilities for implementing basic education on a day to day basis.

     In China, primary and secondary education takes 12 years to complete. Primary education generally lasts 6 years, and junior middle school and senior middle schools 3 years each. Children generally begin primary school at the age of 6. In 1986, China passed the Compulsory Education Law of the People's Republic of China (the "Compulsory Education Law"), which dictates that nine years of compulsory education (grades 1 through 9) is to become mandatory and requires that Provincial and local governments take the necessary steps to ensure that all students receive at least the required 9 years of education. The goal of the Compulsory Education Law, as well as the subsequent Guidelines for the Reform and Development of Education in China, put forth by the Chinese State Education Commission in 1993, was to universalize compulsory education and to eliminate illiteracy among the Chinese people. According to the Bulletin of Statistics on National Educational Development in 1999 issued by the Chinese Ministry of Education, the nine year compulsory education has covered 80% of China's population since its inception.

     In 1999, the Chinese Government ratified an Action Plan for Invigorating Education in the 21st Century, which was formulated by the Chinese Ministry of Education. The plan recognizes the need to make China competitive in the world economy, particularly through technology. The plan lays out a strategy to "Invigorate China through Science, Technology and Education" and states:

     [T]he comprehensive strength and international competitiveness of the nation will increasingly depend on the level of education development and innovation in science and technology and knowledge and educational development will remain a strategic priority.

     The plan emphasizes the use of information technology in education stating:

     The extensive use of modern information technology in education will engender profound changes in the educational sector.

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

     The plan also places a strong emphasis on modern distance education and states:

     Modern distance education is a new type of education that has come into being with the development of modern information technology. It is a major means to build up a lifelong learning system meeting the needs of people living in an era of knowledge economy. The `Modern Distance Education Project' implemented on the basis of existing distance education facilities and making full use of modern information technology can effectively take full advantage of available educational resources. This is inline with the international trend of developing science and technology education. In view of the shortage of educational resources, this is a strategic step to extend access to education for the large population of our country and therefore the development of this important infrastructure must be intensified. The demonstrative network CERNET and the existing satellite video transmission system can serve as our basis of development and it is desirable to raise the transmission speed of the backbone network of CERNET, and make full use of the telecommunication resources of the country to further enlarge the transmission capacity and network size of CERNET. We should strive to link all higher education institutions offering bachelor's degree programs and over 1000 secondary schools with CERNET and make access to network possible at home to 50,000 university faculty members by the year 2000. We should develop an integrated information system based on CERNET for online enrollment of students admitted to [college], computer-aided management of students, record and status, and network service for new graduates seeking employment.

     Satellite-relayed television education programs will continue to function in modern distance education. However, the existing TV education transmission network needs to be reformed by setting up a central station, achieving its high-speed connection with CERNET, and connecting a part of distance education sites to computer networks. It is envisaged by the year 2000 most schools in rural areas will be enabled to receive TV educational programs. Excellent teachers and modern teaching methods should be involved to ensure the quality of TV educational programs in an endeavour to meet the educational needs of remote, insular, mountainous, forestry and pastoral areas.

     The outmoded model of distance education software development, which suffers from unnecessary duplication of efforts, should be discarded. Here the government should exercise its function of macro-level regulation and full advantage should be taken of the educational resources possessed by schools of various types and levels. Competition and the market mechanisms also should have their role in software development. All the above-mentioned measures will contribute to the development of high-quality educational software. The Ministry of Education is in charge of the development of our modern distance education program and is responsible for organizing the formulation and implementation of the national `Plan for Developing Modern Distance Education'. The strategy for developing the `Modern Distance Education Project' is characterized by governmental support at the initial stage and self-financed operation in the long run. The advanced means of information technology should be adopted in light of China's actual conditions to keep upgrading modern distance education.

     To create a favourable condition for the development of modern distance education, it is desirable for the telecommunications companies to give preferential treatment to the operation of the modern distance education network by reducing the rates of fees in accordance with current international practice. Besides, tariff concession should be accorded to imported equipment, including both donated and purchased items, in accordance with applicable legal provisions.

     The plan also calls for an increase in financing for education. It contains a commitment by the Ministry of Education to raise educational appropriations in the budgets of the Provinces and that these increases would be used to cover portions of expenses created by the plan.


HISTORY OF DISTANCE LEARNING IN CHINA

     While Internet based "modern" distance learning is new to China, as it is to most countries, China has utilized distance learning for many years. According to materials available from the CERNET, available at WWW.EDU.CN:

     Chinese educational technology first started with college audio-visual programs in 1920's in the School of Agriculture of Jinling University. In 1922, they used slides and films with oral explanations recorded on phonograph to publicize the scientific methods for cotton-planting. Audio-visual education was developed in various schools at all levels after 1949. Radio and television universities were successively established in Beijing, Shanghai, and Shenyang in 1960. Educational technology was greatly developed after the implementation of reform and open to the outside world policies. The State Council approved to set up the Central Radio and Television University (CRTVU) and the Central Audio-visual Center in China in 1978. After that radio and television universities and audio-visual centers were restored or established in provinces, autonomous regions, and municipalities directly under the Central Government and separate planning cities except Tibet China Educational Television Station was set up in 1986 and provincial educational television stations were established in Liaoning, Jilin, Shanghai, Jiangsu, Fujian, Jiangxi, Ningxia, Xinjiang and other provinces, cities and autonomous regions.

     As at January 1, 2001, China had approximately 44 radio and television universities, 831 municipal radio and television university branches, and 1699 county level branches. In 1987, China began using satellite transmissions in its system of television universities. According to CERNET, by 1997, over 10,000 satellite stations had been established in the Chinese education system.

                          RECENT BUSINESS DEVELOPMENTS

RESTRUCTURING

     On September 15, 2003, Tengtu International Corp. entered into an agreement with Tengtu China, Beijing Jiade Tengtu Technology Group Co., Ltd., Fan Qi Zhang and Beijing Oriental Tai He Technology Development Co., Ltd. ("collectively the "Tengtu China Group"), pursuant to a July 1, 2003 Terms Memorandum for a restructuring pursuant to which Tengtu International Corp. is to acquire 100% of Tengtu United and all of the profits generated by its business in China while the Tengtu Group continues to operate that business (the "Restructuring Agreement"). Specifically, in exchange for 30 million shares of Tengtu International Corp. common stock, the Restructuring Agreement provides for the following:

     - an Equity Interest Transfer Agreement pursuant to which the 43% of Tengtu United owned by Tengtu China will be transferred to Tengtu International Corp.;

                - an Assignment of Intangible Assets Agreement pursuant to which Tengtu China is to assign the rights to trademark the "Tengtu" name in China and the copyrighted software used in Tengtu United's business as well as any other software developed, or underdevelopment by Tengtu China which are not yet copyrighted;

- Proxies which are to be delivered to Tengtu International Corp. giving it voting control over the following:

                - 70% of the equity interests in the Hua Xia Bo Xiu Education Software Co., Ltd. (CBERC), held by Beijing Jiade Tengtu Technology Group Co. Ltd.;

                - 100% of the equity interests in Tengtu China held by Beijing Jiade Tengtu Technology Group Co. Ltd. and Beijing Oriental Tai He Technology Development Co., Ltd.;

               - 70% of the equity interests in Beijing Tengtu Electronic Publishing Co., Ltd. ("Tengtu Electronic Publishing House") held by Beijing Jiade Tengtu Technology Group Co. Ltd. and Beijing Oriental Tai He Technology Development Co., Ltd. (10% of Tengtu Electronic Publishing House is owned by Tengtu China for which Tengtu International Corp. is to obtain a proxy over 100% of its equity interests bringing its control to 80% of the company);

                - 100% of the equity interests in Beijing Tengtu TianDi Network Co., Ltd. owned by Beijing Jiade Tengtu Technology Group Co. Ltd. and Beijing Oriental Tai He Technology Development Co., Ltd.;

                - 100% of the rights Tengtu Training Center has to recommend School Committee members held by Beijing Jiade Tengtu Technology Group Co. Ltd.

     Each proxy has a term concurrent with the term of the company to which it relates and provides for a renewal of the proxy upon expiration. In the event that a proxy is revoked, at any time, Tengtu International Corp. shall have the right to immediately cancel any of the shares of its common stock conveyed as consideration in the Restructuring.

     - a Restructuring Framework Agreement and Service Agreements. The Restructuring Framework Agreement requires the delivery of the Equity Interest Transfer Agreement, Assignment of Intangible Assets and Proxies. It also requires that the following companies enter into Long Term Business Cooperation Contracts with Tengtu United: CBERC, Tengtu China, Beijing Tengtu TianDi Network Co., Ltd., Tengtu Electronic Publishing House and Tengtu Training Center. Pursuant to these contracts, each entity will conduct TUC's business in China and remit the net profits to Tengtu United in exchange for licensing arrangements and services to be provided by Tengtu United.

     The following are the material conditions to closing of the Restructuring which must occur, unless waived:

     - The representations and warranties of the Tengtu China Group are true and correct;

     - There are no legal proceedings threatened or commenced against any member of the Tengtu China Group seeking to restrain or materially and adversely alter the transactions contemplated by the Agreement;

     - Tengtu International Corp. shall have received from Beijing Tianyuan Law Firm, its PRC counsel, a legal opinion, dated on the Closing Date in a form agreed upon by the parties;

     - The Tengtu China Group shall have received, each in form and substance satisfactory to Tengtu International Corp., all authorizations, consents, orders and approvals reasonably necessary or desirable for the consummation of the Restructuring;

     - Tengtu International Corp. shall have received a fairness opinion concerning the Restructuring which is reasonably satisfactory to it and its counsel;

     - The interest in CBERC shall have been transferred to Tengtu China or Tengtu United; and

     - The Tengtu International Corp. shareholders shall have approved the Restructuring. We plan to present the Restructuring for shareholder approval at our next annual meeting.

     In the opinion of our Chinese counsel, the Restructuring will comply with existing Chinese laws and regulations

NEW CONTRACTS AND OPPORTUNITIES

     The Basic Education Bureau of the Ministry of Education released a statement on June 23, 2003 regarding the New Compulsory Education and Standard Classroom Material in the Primary and Middle Schools across China and attached a catalog of authorized products titled "Introduction to the New Standard Classroom Materials" which includes 119 Tengtu titles of the total 185 titles. The Basic Bureau of the Ministry of Education is the highest-level authority overseeing the Ministry's curriculum reform and standards for the modernization of China's K-12 education system. The following is an English translation of the statement:

     Ref # (2003) 35 of Basic Education Bureau of Ministry of Education

     On Forwarding the Document regarding Adopting Teachers Training CDs for the New Compulsory Education and Standard Classroom Material in the Primary and Middle Schools Across the Country.

     To the Education Bureau of each province, autonomous region, and municipality:

     There will be more than half of the primary and middle schools starting to use the new compulsory education materials across the country in this fall. This requires that a nationwide training program be set up for the teachers. Because SARS impacted the schools in the earlier months of this year, it is hard to congregate teachers for large-scale training sessions. Based on instructions from the senior officials of the Ministry, we selected some experienced education experts and teachers and prepared teacher training CDs for the new compulsory education materials and standard classroom materials---"Introduction to the New Standard Classroom Materials". The CDs include the reports from the senior officials of the Ministry, the special seminars of those expert teachers, and standard study and usage suggestions for each subject.

     The CDs provide the basic studying materials for the teachers to enforce the new compulsory education materials cross the country. Each education bureau and related schools must organize teachers to follow the training program. The CDs are published by the Central Broadcast and TV University Press House, Tengtu Electronic Publishing House, and FangYuan Electronic Music and Picture Press House. (CD catalogue and order method is attached)

         Basic Education Bureau of Ministry of Education
         June 23rd, 2003
         (Stamp of Basic Education Bureau of Ministry of Education)

     If the Restructuring is consummated, we will receive a substantial portion of the net profits generated by these sales. In addition, we believe that these sales are likely to provide us with entry into additional schools and school districts to market and sell other products and services.

     During the quarter ended June 30, 2003, Tengtu China signed contracts for approximately RMB 20 million under the Agricultural Bank credit facility to provide products and services to the school system of Chi Feng City, Inner Mongolia. In addition, through a public tendering process, Tengtu China won contracts for systems integration services for 140 schools in the Dongshan and Liwan Districts of Guangzhou Province.

WEB SITE ACCESS TO OUR PERIODIC SEC REPORTS

     Our Internet address is www.tengtu.com. We make our periodic SEC Reports (Forms 10-Q and Forms 10-K) and current reports (Form 8-K) available free of charge through our website as soon as reasonably practicable after they are filed electronically with the SEC. Other information contained on our website is not part of this report or any other report filed with the SEC.


Item 2.  DESCRIPTION OF PROPERTY

     We do not own any physical properties. We have a lease for office space in Toronto, Canada with annual rental payments of CDN$41,667 per year or approximately U.S.$30,340. We also pay monthly rent of approximately U.S.$12,000 per month for office space in China to support our operations in China.

Item 3.  LEGAL PROCEEDINGS

     In January, 2002, Hecht & Associates, P.C., our former counsel, served us with a summons and verified complaint which it filed as plaintiff in the United States District Court for the Southern District of New York. We are the defendant in the action. The verified complaint alleges that we did not pay Hecht & Associates, P.C. for certain legal services provided to us and seeks a judgment in the amount of $133,334.12, plus interest at the rate of 1.25%, the costs of the action and such other relief as the court deems proper. We believe that we have meritorious defenses to the claims in the verified complaint and have moved to dismiss the complaint in its entirety. That motion is currently pending before the court.

     In January, 2002, Charles J. Hecht, a principal of Hecht & Associates, P.C., served us with a verified complaint which he filed as plaintiff in the Supreme Court of the State of New York, County of New York. We are the defendant in the action. The verified complaint alleges that Mr. Hecht submitted a check in the amount of the exercise price of certain stock options granted to Hecht & Associates, P.C. but that we did not deliver the stock. Plaintiff seeks a mandatory injunction requiring delivery to plaintiff of 114,166 shares of our common stock. Plaintiff further seeks (1) damages in the sum of $51,941.34, (2) additional damages for diminution in the value of the common stock from the time it should have been delivered and (3) punitive damages. We believe we have meritorious defenses to the claims in the verified complaint and have moved to dismiss the complaint in its entirety. That motion is currently pending before the court.

     On August 30, 2002, VIP Tone, Inc. served us with a summons and complaint it filed as plaintiff in the Superior Court for the State of California for the County of Alameda. VIP Tone, Inc. is a company with which we had an agreement to provide services relating to the development of CBERC. We are the defendant in the action.

     The complaint alleges that VIP entered into an agreement with us on November 16, 2001 and that we attempted to terminate the agreement on January 23, 2002. The complaint further alleges that the termination was ineffective and therefore, continuing payments are due to it.

     VIP has alleged causes of action for breach of contract, fraudulent misrepresentation, fraud/promise without intent to perform, breach of implied covenant of good faith and fair dealing, promissory estoppel and quantum meruit. VIP seeks damages, in an amount to be proved at trial, which it alleges exceed $1,784,700, plus punitive damages and attorney's fees.

     We believe that we have meritorious defenses to the claims and have filed an answer denying the allegations of the complaint, along with counterclaims for breach of contract and fraud.

     On or about September 25, 2002 Pak Kwan Cheung and Comadex Industries, Ltd. commenced an arbitration against us at the American Arbitration Association pursuant to a Consultant Agreement by an among Cheung, Comadex and us dated as of October 15, 1999. The Statement of Claim filed in the arbitration alleges that Cheung and Comadex performed their obligations under the Consultant Agreement that Cheung was terminated without cause and that Cheung and Comadex are entitled to the benefits and entitlements under the Consultant Agreement.

     The Statement of Claim seeks the following relief: (1) a declaration that Comadex is the beneficial owner of 3,000,000 shares it already holds which were issued to it in March, 2000; (2) an order for the payment of base compensation of $620,000; (3) an order directing that we issue Comadex an option to purchase 1,000,000 shares of common stock at $.60 per share; (4) an order directing the payment of incentive compensation equal to 1% of all capital raised in excess of $3,000,000 by Cheung which is claimed by Cheung and Comadex to be $155,646.58;
(5) an order for the payment of incentive compensation equal to 1% of our pre-tax net profits; (6) a declaration that Cheung and/or Comadex is entitled to issuance by us of 300,000 options which have already been granted to him; (7) an order for payment of Cheung's and Comadex's costs and expenses, including attorney's fees; (8) pre-judgment and post-judgment interest; and (9) any additional relief to which Cheung and Comadex may be entitled pursuant to the Consultant Agreement or at law.

     In March, 2003, B.D. Clark & Associates, Ltd. served us with a statement of claim which was issued in the Ontario Superior Court of Justice. The plaintiff in the action is B.D. Clark & Associates, Ltd. and we are the defendant. The statement of claim alleges that plaintiff did not receive certain payments due to it under two contracts beginning March 21, 1997 and ending June, 2001 which obligated plaintiff to provide consulting services to us. Plaintiff seeks the following relief: (1) declarations that we have breached our obligations under both contracts; (2) approximately $9,028,998 in damages for breach of both contracts; (3) pre- and post-judgment interest; (4) costs of the action; and (5) other relief as the Court deems appropriate.

     We believe that we have meritorious defenses to the statement of claim and intend to vigorously defend the action.

     Except as set forth above, neither we nor our subsidiaries are currently a party to any material pending legal proceeding, nor do we know of any proceeding that any governmental authority may be contemplating against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.


                                     PART II


ITEM 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the NASDAQ over-the-counter Bulletin Board. The high and low bid prices of our common stock for each quarter within the period April 1, 2001 through June 30, 2003 were:

DATE                                            HIGH/ASK    LOW/BID     VOLUME
--------------------------------------------    --------    -------   ---------
Qtr. ended 06/29/2001.......................      1.36        0.25    8,222,800
Qtr. ended 09/28/2001.......................      1.88        0.77    6,306,800
Qtr. ended 12/31/2001.......................      1.55        0.77    3,871,800
Qtr. ended 03/29/2002.......................      1.24        0.53    5,945,900
Qtr. ended 06/28/2002.......................      0.74        0.41    4,363,800
Qtr. ended 09/30/2002.......................      0.51        0.28    2,791,500
Qtr. ended 12/31/2002.......................      0.60        0.35    3,907,000
Qtr. ended 03/31/03.........................      0.73        0.35    4,844,000
Qtr ended 06/30/03..........................      0.70        0.49    3,802,500

     The high and low bid prices for our common stock on September 30, 2003 were: $0.48 and $0.62.

     The above over-the-counter market high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. We obtained these high and low bid quotation and volume information from Yahoo Finance.

     Because the trading price of our common stock is less than $5.00 per share, trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934, as amended. Under this rule, broker-dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchase and receive the purchaser's written consent prior to the transaction. Our common stock is also subject to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, which requires additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally, any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the associated risks. Such requirements could severely limit the market liquidity of the common stock and the ability of purchasers in this offering to sell their securities in the market.

     We have one class of common equity held by approximately 2,700 holders of record. No dividends have been declared during the last two fiscal years.

     There are no restrictions which affect or are likely to affect our ability to pay dividends in the future. However, we do not expect to pay dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table contains information regarding securities authorized and available for issuance under our equity compensation plans for employees, Officers, Directors and consultants. Each of the options listed were issued under our 1997 or 1999 Stock Option Incentive Plans, or pursuant to an individual agreement. Our 1997 and 1999 Stock Option Plans have expired and therefore, no further option issuances will be made from those plans. The Company has no current stock option incentive plan.

                      EQUITY COMPENSATION PLAN INFORMATION

Plan category                  Number of securities to be issued     Weighted average exercise     Number of securities
                                 upon exercise of outstanding          price of outstanding        remaining available
                                 options, warrants, and rights     options, warrants, and rights   for future issuance
Equity compensation plans                1,760,000                          $.218                           0
approved by security
holders (1)
Equity compensation plans                2,187,382                          $.551                           0
not approved by security
holders (2)
Total                                    3,947,382                          $.403                           0


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

     On April 24, 2003, we sold 250,000 units consisting of two Special Warrants per unit for $250,000. The Special Warrants were sold in a private placement transaction. This issuance of the Special Warrants was conducted pursuant to Regulation S under the Securities Act. The Special Warrant purchaser is a non-U.S. person as defined under Regulation S.

     On May 3, 2003, we sold 640,000 units consisting of two Special Warrants per unit for $640,000 to Orion Capital Incorporated. Orion Capital Incorporated is owned by the Chairman of our Board of Directors, William O.S. Ballard. The Special Warrants were sold in a private placement transaction. This issuance of the Special Warrants was conducted pursuant to Regulation S under the Securities Act. The Special Warrant purchaser, Orion, is a non-U.S. person as defined under Regulation S.

     The Special Warrants entitle the holders to acquire, for no additional consideration, one share of our common stock and one-half of one purchase warrant to acquire a share of our common stock for $0.75.

ITEM 6. SELECTED FINANCIAL DATA

     The following is selected summary financial information for the past five years of our operations presented on a consolidated basis. The summary financial data should be read in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

                                                                FOR THE FISCAL YEAR ENDED JUNE 30,
                                               2003          2002         2001        2000        1999        1998
Total Sales                             5,343,783     14,255,417     5,566,039        358,026        624,121      3,223,170
Income (loss) from Continuing          (1,977,947)     1,578,108      (293,169)    (4,701,285)    (1,866,399)    (4,402,014)
Operations
Income (loss) from Continuing              (0.033)         0.032        (0.012)        (0.225)        (0.100)        (0.234)
Operations per Common Share
Total Assets                           23,638,042     27,734,300     8,833,335      2,407,842      1,911,912      2,871,926
Total Liabilities                       3,966,520     10,829,337     5,039,508      5,488,865      3,776,010      2,662,230
Dividends Declared per Common Share             0              0             0              0              0              0

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                    OVERVIEW

     We are currently, indirectly through Tengtu United and its agent, Tengtu China, engaged in the following lines of business:

     o sales of educational content software to Chinese K-12 schools;

     o sales of special software products for learning applications, resources management, distance learning and web/internet applications contained in the "Total Solution" software package;

     o development of the CBERC with a division of the Chinese Ministry of Education, the National Center for Audio/Video Education. CBERC is an electronic resource centre and portal containing educational materials that are transmitted to schools that download them daily via satellite and that are to be accessible by Internet;

     o development of Provincial LBERCs with several Chinese Provinces and sales of turn-key portals and electronic resource centers. It is anticipated that the LBERCs will connect with CBERC and contain their own educational and other materials as mandated by the provincial branches of the Chinese Ministry of Education. Like CBERC, content will be transmitted to schools daily via satellite and will also be available via Internet;

     o sales of computer hardware and systems integration services to Chinese schools; and

     o  the provision of information technology training to teachers.

     We have instructed Tengtu China to conduct all of Tengtu United's business with all Chinese government entities. Tengtu China, as Tengtu United's agent, administers the daily operations of Tengtu United, such as paying operating expenses, collecting receivables and remitting net operating profits to Tengtu United.

     During the fiscal year ended June 30, 2003, we underwent an internal refocusing of our business in order to engage the educational market in China on a broader basis and to lay the foundation to increase our collections and cash flow. First, while we previously engaged the market on a school by school basis, we are now working to engage the market on a system wide basis from the Provincial, local and city/district levels. We believe that this approach will lead to increased sales volume with lower marketing costs. In addition, by utilizing the Agricultural Bank of China credit facility, we do not need to maintain contacts with individual schools in order to collect monies owned to us as schools using the facility make payments to the bank, which is responsible for collection.

     Second, we focused on the development of the CBERC portal and turn-key portals. We believe that these portals will be a the source of a substantial amount of our future revenues.

     Third, we focused on the collection of outstanding receivables. Since November 2002, Tengtu China has been able to collect an average of RMB 3 million (approximately $362,000) per month.

     Because of the refocusing of our business, our sales for the fiscal year ended June 30, 2003 were less than anticipated and less than those for the fiscal year ended June 30, 2002. However, we believe that this refocusing will allow us to increase our revenues in the future.

LIQUIDITY AND CAPITAL RESOURCES FOR THE FISCAL YEAR ENDED JUNE 30, 2003, 2002, AND 2001

FISCAL YEAR ENDED JUNE 30, 2003

CHANGES IN CASH FLOW

     For the fiscal year ended June 30, 2003, net cash used by operating activities totaled $3,138,009. The net loss for the year, $(1,862,412), includes non-cash charges for depreciation and amortization of $139,772, equity loss on investment of $76,807, non-cash compensation expenses associated with the issuance of common shares for services of $50,835, and non-cash interest expense of $93,820 related to a convertible debenture held by Top Eagle Holdings, Ltd.

     Cash was further decreased by the increase of $1,014,450 in due from Tengtu China, which represents 57% of Tengtu International Corp.'s share of Tengtu United's earnings for the fiscal year ended June 30, 2003. An increase of $131,814 in other receivables further decreased cash. A decrease in prepaid expenses resulted in a favorable change of $205,689 to operating cash flow.

     We used net cash raised in private placements to reduce our outstanding accounts payable and accrued expenses. For the year ended June 30, 2003, accounts payable and accrued expenses have been decreased by $639,265.

     We did not make any investments during the fiscal year ended June 30, 2003.

     On July 5, 2002, we paid $249,200 to Quest Ventures, Ltd. to reduce the outstanding principal of a loan made on June 6, 2002, to $1,500,000. Subsequently, this balance of $1,500,000 was paid in full to Quest on November 30, 2002.

     The net cash flow from financing activities was $3,394,238. The primary source of these funds was private placements to purchase units consisting of two Special Warrants per unit, and Common Shares, at a price of $1.00 per Unit or $0.50 per Common Share.

     In June 2003, Min Sheng Bank of China terminated an agreement relating to a $4 million restricted U.S. dollar denominated deposit used to secure a RMB31 million (U.S.$3,744,800) long-term loan from the same bank. The loan was repaid with the $4 million.

CONTRACTUAL OBLIGATIONS

         The following summarizes our contractual obligations at June 30, 2003:

                                                                              PAYMENT DUE BY PERIOD
                                                                              ---------------------
                                                                                                                    AFTER 5
CONTRACTUAL OBLIGATION             TOTAL             LESS THAN 1 YEAR                   1-3 YEARS     4-5 YEARS     YEARS
----------------------             -----             ----------------                   ---------     ---------     -----
Short-term loans                $1,454,404(1)        $1,454,404(1)
Total Contractual Obligation    $1,454,404(1)        $1,454,404(1)
Notes:

Notes:

(1) The short-term loan is the $1,500,000 convertible debenture issued to Top Eagle Holdings, Ltd. The loan is due December 15, 2003.


         In addition to the foregoing, we are committed to fund CBERC as follows: RMB 30 million (approximately $3,624,000) within twelve months after the establishment of CBERC and RMB 20 million (approximately $2,416,000) within eighteen months after the establishment of CBERC. CBERC was established on January 13, 2003. While, as set forth above, we have shifted our focus from the Provincial LBERCs, we are also committed to fund approximately RMB 110 million for them. We are planning to raise additional funds to meet the cash requirements for CBERC project and the needs of our operations for the next 12 months. There can be no assurance that such financing will be available, or if available, that it will be on acceptable terms.


FISCAL YEAR ENDED JUNE 30, 2002

CHANGES IN CASH FLOW

         For the fiscal year ended June 30, 2002, net cash used by operating activities totaled $3,435,798. The net income for the year, $1,578,108, included non-cash gains on loan forgiveness of $236,559, plus non-cash charges for depreciation and amortization of $357,512, non-cash compensation expenses associated with the issuance of common shares for services and fees of $518,615, non-cash interest expense of $86,555 related to convertible debentures, and impaired assets write-off of $246,732, resulting in a net cash increase of $2,550,963.

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

         In order to conserve working capital, we continued to defer part of our consulting fees and management compensation which contributed to the increase of due to related party consultants of $387,496. The increase of $133,209 in accounts payable and $28,822 in accrued expenses are related to normal operating activities.

         The net change from investing activities was a decrease of $13,094,349 in cash. We advanced $9,059,902 (RMB 74,999,185) to Tengtu China, of which $1,208,000 (RMB 10,000,000) was invested in the Shandong LBERC and $724,800 (RMB 6,000,000) was invested in the Shaanxi LBERC as a long term investment, $2,536,800 (RMB 21,000,000) was invested to CBERC as a long term investment, and the balance was used to provide the working capital for Operation Morning Sun and other provincial LBERC projects. We also deposited $4,000,000 with Min Sheng Bank as collateral for a long-term loan with that bank (see "Financial Statements - Note 6"). The net cash flow generated from financing activities totaled $16,425,160. On June 6, 2002, we closed a $4,000,000 loan with Quest Ventures, Ltd. Pursuant to the terms of the loan agreement, we issued a $4,000,000 promissory note to Quest due November 30, 2002 with an interest rate of 12%. The note was secured by a general security agreement, pursuant to which we gave Quest a security interest in all of our assets. The note was also secured by 10,015,812 shares of our common stock pledged by Orion Capital Incorporated, a guarantee from Orion limited to the pledged stock and a personal guarantee from William O.S. Ballard as to $2,500,000. The Quest loan was, in part, a bridge loan until the closing of the private placement on June 20, 2002. Pursuant to the terms of the loan agreement and note, the $2,500,000 personally guaranteed by Mr. Ballard was repaid to Quest by July 5, 2002 extinguishing the personal guarantee. $2,250,800 of the $2,500,000 repaid to Quest was raised in a private placement of Special Warrants which closed on June 20, 2002.

         The principal balance of $1,749,200 remained outstanding on the Quest loan as of June 30, 2002. On July 3, 2002, an additional $249,200 was repaid to Quest leaving a principal balance of $1,500,000. The Quest loan proceeds were used to fund CBERC start-up and portal building and development costs. With respect to the $1,500,000 outstanding loan balance due to Quest on November 30, 2002, Tengtu China had committed to pay it when due from monies collected in China. The remaining amount outstanding to Quest was paid with proceeds of additional private placements.

         We borrowed, on a short term basis, $675,560 from Orion for general corporate administrative use. $541,332 of the $675,560 was converted to Special Warrants on June 20, 2002.

         We borrowed approximately 3,745,000 in Chinese renminbi from Min Sheng Bank on June 26, 2002. This line of credit bears interest at 5.58% and is payable in full on June 26, 2007. This line of credit is fully secured by $4,000,000 in restricted U.S. dollar denominated deposits at the Min Sheng Bank. The funds were used to fund CBERC start-up and portal building and development costs.

         In the fiscal year ended June 30, 2002, the total cash received from common stock and options issued and exercised was $10,891,082. Between August 1, 2001 and June 30, 2002, we sold a total of 7,872,113 shares of common stock and 1,066,667 attached warrants for $7,832,600 through a series of private placements. As part of the private placements, we sold 1,300,000 shares of common stock and 216,667 attached warrants with the exercise price of $1.20 per share for $1,300,000 on October 31, 2001 and 700,000 shares of common stock and 116,667 attached warrants with the exercise price of $1.20 per share for $700,000 on November 15, 2001 to Orion.

         The total cash received from warrants and options issued and exercised was $3,058,482. On June 20, 2002, we sold 2,991,332 units in a private placement for gross proceeds of $2,991,332. The units consisted of two Special Warrants each. 541,332 of the Special Warrants were sold to Orion, a company wholly owned by the Chairman of our Board of Directors, William O.S. Ballard. 50,000 previously issued stock warrants were exercised at $0.218 per common share for $10,900. 100,000 warrants were also exercised by Swartz at $0.285 per common share for $28,500. In addition, $16,350 was received to exercise 75,000 previously issued options, but shares have not been issued as of June 30, 2002. On June 12, 2002, we received $250,000 from Fan Qi Zhang pursuant to a stock purchase agreement. Subsequently, we received another $250,000 from Mr. Zhang in July 2002. Pursuant to a July 30, 2002 amended stock purchase agreement, we sold 1,000,000 Common Shares to Mr. Zhang for the $500,000 received. The sale included 500,000 attached warrants to purchase common stock at $.75 per share. Mr. Zhang is a member of our Board of Directors and is the Chief Executive Officer and principal owner of our joint venture partner. See "Directors and Executive Officers" and "Certain Relationships and Related Party Transactions".

         In addition to shares issued for cash, the non-cash transactions involving issuing common stock are described below: Pursuant to a May 15, 2002 agreement, we issued 213,011 Common Shares to Ng Sau Hang in connection with the winding down of the business of our subsidiary, Edsoft Platforms. Of the total shares issued, 43,011 shares were issued as full payment of a loan and we recorded a $236,559 gain on the forgiveness of debt, 120,000 shares were issued in payment of the accrued interest of $60,000 on the loan, and 50,000 shares were issued for the consulting services for which the cost was recorded in 2001.

         In connection with a bridge loan to us by Quest Ventures, Ltd. that closed on June 6, 2002, we issued 375,000 shares of common stock to Quest, which resulted in a charge of $187,500 for a financing expense that was reflected in the cash flow from operating activities.

         Pursuant to a contract between us and Orion, William O.S. Ballard provided consulting services to us. As compensation for the services, we agreed to issue Orion 20,834 shares of common stock each month. During the fiscal year ended June 30, 2002, 250,008 shares were issued to Orion and a charge to compensation expense of $231,257 was recorded and reflected in the cash flow from operating activities. The contract expired in December 2002.

         Subsequent to the year-end, we issued 250,000 Common Shares to 1334945 Ontario Limited on July 18, 2002 pursuant to a settlement agreement with Gregory Mavroudis and 1334945 Ontario Limited.

         The net cash flow generated from financing activities was less than the funds used to support Operation Morning Sun, the CBERC and LBERC projects, and other corporate activities by $104,988. After taking into consideration a negative foreign exchange effect of $6,574, cash decreased by $111,561 to $914,838.

         Pursuant to a $1,500,000 convertible debenture issued to Top Eagle in December, 1999 and due December, 2003, we make quarterly interest payments at a rate equal to the best lending rate of The Hong Kong and Shanghai Banking Corporation plus two percent (approximately 7% and 9% at June 30, 2002 and 2001, respectively). The total of those payments for the fiscal year ended June 30, 2002 was $115,969. During the fiscal quarter ended March 31, 2002, we defaulted on our quarterly interest payment to Top Eagle which was due on December 15, 2001. While the amount due was subsequently paid, the failure to timely pay interest is an "Event of Default" which gave Top Eagle the right, at its option, and in its sole discretion, to consider the Debenture immediately due and payable, without presentment, demand, protest or notice of any kind. Upon an Event of Default, the amounts due under the Debenture may be paid in cash, or stock, at the prevailing conversion price set forth in the Debenture.

         To date, Top Eagle has not exercised its option to declare the Debenture immediately due and payable and, in fact, has advised the Company's auditors that there is no current default with respect to the Debenture.

CONTRACTUAL OBLIGATIONS

         The following table summarizes our contractual obligations at June 30, 2002:




                                                                   PAYMENTS DUE BY PERIOD
                                    -------------------------------------------------------------------------
CONTRACTUAL OBLIGATION                TOTAL       LESS THAN 1 YEAR  1 - 3 YEARS      4 - 5 YEARS    AFTER 5 YEARS
----------------------                -----       ----------------  -----------      -----------    -------------
Short-term loans..............      $1,883,428     $1,883,428(1)
Long-term loans...............      $5,244,800                      $1,500,000(2)    $3,744,800(3)
Total Contractual Obligations.      $7,128,228     $1,883,428       $1,500,000       $3,744,800

-----------

Notes:
(1)  The short-term loan consists of $1,749,200 from Quest and $134,228 from
     Orion. Both debts have now been repaid.
(2)      The $1,500,000 convertible debenture issued to Top Eagle is due December 15, 2003.
(3)  The $3,744,800 long-term loan secured by $4,000,000 deposited in the same bank, Min Sheng Bank, is due June 26, 2007 (see Financial Statements Note
     6).

FISCAL YEAR ENDED JUNE 30, 2001

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

         This increase in cash was offset by increases in operating assets associated with the completion of Phase I and start of Phase II of Operation Morning Sun. Operation Morning Sun required $5,160,337 in working capital to complete the installation of the 3,017 Total Solution platforms and prepare for the start of Phase II of the project. The accounts receivable balance related to the installation of the Phase I platforms was the most significant component of this working capital requirement at $3,895,063. In addition to the working capital required for Operation Morning Sun, we advanced $1,000,000 to start work on the CBERC project.

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

         In November 2000 under a loan agreement with Orion, we borrowed $1,000,000 from Orion, until December 31, 2001, with an interest rate of 10%. In connection with the loan, we granted Orion a warrant to purchase 670,000 shares of common stock with an exercise price of $0.30. In March 2001, we borrowed an additional $1,000,000 from Orion, pursuant to a second Orion loan agreement, pursuant to which Orion loaned the Company $1,000,000 in exchange for a 15 month, 10% convertible promissory note. The note was convertible into common stock at the rate of $.30 per share.

         On June 14, 2001, we sold 13,260,669 shares of common stock in a private placement for an aggregate purchase price of $3,978,200 or $0.30 per share. Concurrently, the first and second Orion loans were converted at a conversion price of $0.30 per share into an aggregate of 6,666,666 Common Shares and all warrants issued or issuable in connection with the loans were cancelled.

         Other transactions involving issuing our common stock included the conversion of $61,259 in interest on the first Orion loan and second Orion loan at $0.30 per common share, at Orion's option under the loan agreements, into 204,917 shares of common stock in lieu of the cash payment of interest to Orion. 188,384 of their shares were issued on July 2, 2001. In addition, in exchange for advances of funds of $107,671 from William O.S. Ballard to us between October 2000 and April 2001, we issued 333,333 shares of common stock to Orion, at Mr. Ballard's direction.

         Pursuant to a contract between us and Orion, William O.S. Ballard provided consulting services to us. As compensation for the services, we agreed to issue Orion 20,834 shares of common stock each month. During the fiscal year ended June 30, 2001, 145,838 shares were issued to Orion and a charge to compensation expense of $84,669 was recorded. Pursuant to a contract with the our former Controller, Simon Hui, Mr. Hui was issued 491,033 Common Shares on June 15, 2001 for which a charge to compensation expense of $61,844 was recorded.

         The net cash flows from financing activities exceeded the funds used to launch the Operation Morning Sun, start the CBERC project and support other corporate activities by $112,529. After taking into consideration a negative foreign exchange effect of $5,220, cash increased by $107,308 to $1,026,400. Fiscal Year Ended June 30, 2000.



FISCAL YEAR 2003, 2002 AND 2001 COMPARATIVE OPERATING RESULTS

                                2003                 2002               2001
                                ----                 ----               ----
Revenues...................  $5,343,783          $14,255,417         $5,566,039



         During the fiscal year ended June 30, 2003, Tengtu United's marketing strategy and product mix underwent a major restructuring. Tengtu China will now engage the marketplace on a system-wide basis versus school-by-school, as was done previously based on the platform sales to individual schools. At the same time, Tengtu China has been focusing on re-engineering the product lines and developing the portal infrastructure to support new business opportunities going forward.

         In addition, the system wide marketing strategy is consistent with the requirements of the Agricultural Bank credit facility. The restructuring required a significant effort and commitment of resources in the first and second quarter of fiscal 2003, thereby contributing to a slow-down of sales in those two quarters.

         As a result of the new business model, marketing strategy and product mix, sales started to increase in the third quarter of 2003. Tengtu United's sales for the year ended June 30, 2003 were $5,252,639. This total included sales of equipment supported by the Agricultural Bank credit facility for $2,042,243, eleven turn-key solutions for $536,166, satellite connectivity equipment for $1,056,619, Total Solution Platforms for $398,076, system integration for $721,702, Educational CD-ROMS for $132,229, Microsoft products for $192,625, technical support revenue of $152,836 and other products for $20,142. Total Tengtu United/Tengtu China operations accounted for 98% of the consolidated sales. Other miscellaneous revenue from TIC Beijing accounted for the remaining $91,144 in revenue.

         We experienced rapid growth in 2002 with the sales exceeding $14 million, a 150% increase from 2001 sales. The continued success with the Operation Morning Sun project in China provided the majority of sales. In fiscal 2002, Tengtu China installed 7,292 Total Solution platforms at the average unit price of $1,549 for total revenue of $11,293,251 or 79% of sales. Tengtu China also installed 3,245 sets of satellite equipment for $1,675,197 and 1,748 resource CDs for $109,892. Sales of other e-education products and services, such as system integration projects, through Tengtu China, were $1,067,753. The total Tengtu United/Tengtu China operations accounted for 99% of sales.

         Other miscellaneous revenue from TIC Beijing accounted for the remaining $109,324 in revenue. Sales of educational software and services by Edsoft was minimal as these subsidiaries were essentially inactive during the period. In January 2002 the operations of Edsoft were closed.

         Our sales increased in 2001, due to the start of Operation Morning Sun, under which 3,017 Total Solution platforms were sold at an average price of $1,547 for total revenue of $4,667,123 or 84% of sales. Sales of other e-education products and services through Tengtu China were $539,437 or 10% of sales. Tengtu United's operations accounted for 94% of sales.

         Sales of educational software and services by Edsoft HK were $218,643 or 4% of sales. Other miscellaneous revenue from TIC Beijing accounted for the remaining $140,805 in revenue.


                                              2003                 2002               2001
                                              ----                 ----               ----
Gross Profit/Loss......................    $1,977,947           $9,213,132         $2,410,196


         For the year ended June 30, 2003, the overall gross margin associated with Tengtu United's sales was 37%. The low overall gross margins were primarily due to sales of satellite equipment supported by the Agricultural Bank credit facility for $2,042,243 (22% gross margins) and systems integration projects obtained through competitive bidding processes for $721,702 (8% gross margin). The objective of sales of equipment and systems integration services supported by the Agricultural Bank credit facility is to build a base of school users which will pay content and licensing fees in the future.

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


                                                  2003                 2002               2001
                                                  ----                 ----               ----
Research and Development Expenses...............   $0                $971,111              $0



         We recorded no research and development expenses in 2003. In fiscal 2002, $971,111 research and development expenses were incurred with respect to a portal software project and educational content software for China's educational market. We undertook no research and development expenses in 2001 as we focused our activities on launching of Operation Morning Sun.


                                                    2003                 2002               2001
                                                    ----                 ----               ----
General and Administrative Expenses............. $1,924,695           $2,511,430         $2,014,899



         For the fiscal year ended June 30, 2003, general and administrative expenses decreased $586,735 compared to the same period in 2002. The decrease was mainly due to an expense credit of $335,529 from Tengtu China. The total general and administrative expenses incurred by Tengtu United amounted to $547,570. At our principal office in Toronto, a majority of the expenses were legal and professional fees of $804,078 and financing related expenses of $439,630.

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



                                                   2003                 2002               2001
                                                   ----                 ----               ----
Related Party Consultants....................... $488,877             $865,202           $829,772



         Related party consultants' expense relates to staff that manages technical developments and financing activities in North America. Related party consultants' expense decreased due to the elimination of some executive positions and the lower market values for the shares issued as compensation for consulting services.

         Related party consultants' expense during the fiscal year ended June 30, 2002 was consistent with the fiscal 2001 amount.



                                                   2003                 2002               2001
                                                   ----                 ----               ----
Collection Provision............................ $119,337             $444,031          $ 163,684



         The provision for the fiscal year ended June 30, 2003 represents an estimate of potential uncollectible accounts associated with sales by Tengtu United during the year. Compared to the period in 2002, the lower amount in 2003 was primarily due to the lower sales. This provision is included in due from related party.

         The collection provision for the fiscal year ended June 30, 2002 is related to possible uncollected receivables for products and services sold under Operation Morning Sun. The increase in collection provision in fiscal 2002 is due to the higher sales compared to fiscal 2001 sales.


                                                 2003                 2002               2001
                                                 ----                 ----               ----
Advertising Expense..........................  $16,891              $31,885            $39,406




         Limited amounts of advertising expenses were spent in 2003, 2002 and 2001 on advertising to promote the sales in China.


                                                  2003                 2002               2001
                                                  ----                 ----               ----
Selling Expense............................... $1,387,135           $1,837,924         $ 602,132





         For the year ended June 30, 2003, selling expense was lower compared with the same period of 2002. It is primarily due to lower sales in China.

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



                                                    2003                 2002               2001
                                                    ----                 ----               ----
Depreciation and Amortization.................... $122,413             $81,741            $55,910




         As Tengtu China manages our joint venture in China, we have not made any significant purchases of equipment in past years and depreciation and amortization expenses have remained at consistent and low levels. The 2003 amount included $64,036 charged to general and administrative expenses and $58,377 charged to cost of sales. TIC Beijing's only income was rental income. The main cost associate with the revenue generated was amortization expense on the equipments. We included this amortization expense in the cost of goods sold applying the accounting matching principle.



                                                   2003                 2002               2001
                                                   ----                 ----               ----
Equity Earnings in Investee...................  $(76,807)                $0              $219,488



         The equity losses in investee in 2003 relate to our investment in the Shaanxi LBERC joint venture. The joint venture was established at the end of fiscal 2002. The loss was primarily due to the high start-up expenses for the joint venture.

         The equity earnings in investee in 2001 relate to our investment in Iconix, our former investee. The 2001 balance reflects a distribution received from Iconix on the sale of its assets of $219,488. The investment in Iconix was written off in the fiscal year ended June 30, 2001.



                                                  2003                 2002               2001
                                                  ----                 ----               ----
Interest Income..............................   $250,615              $3,871             13,100


         The interest income was earned by a $4,000,000 restricted cash deposit at Min Sheng Bank. On June 26, 2002, we borrowed approximately $3,745,000 in Chinese renminbi from Min Sheng Bank. This line of credit was fully secured by $4,000,000 in restricted dollar denominated deposits at the Min Sheng Bank. The restricted cash deposit earned interest at 6.15% annually and the interest income was paid on a semi-annual basis. The interest earned for the fiscal year 2003 was $249,889.




                                                  2003                 2002               2001
                                                  ----                 ----               ----
Interest Expense............................... $477,054             $254,029           $176,111


         For the year ended June 30, 2003, interest expense consists of $267,079 interest on a convertible debenture issued to Top Eagle Holdings, Ltd. and a loan from Quest Ventures, Ltd., and $209,974 of interest on the Min Sheng Bank loan in China.

         Interest expense increased in fiscal 2002 from 2001 due to interest payments made on a short-term loan from Quest Ventures, Ltd. In addition, fiscal 2002 is the first full year for interest on the Top Eagle loan, as there was an interest holiday to December 2000. See "Financial Statements - Note 6".



                                                2003                 2002               2001
                                                ----                 ----               ----
Other Income..............................   $1,257,877           $2,045,902         $ 947,692




         Other income in fiscal 2003 includes a credit for value added tax (VAT) paid in China for Tengtu United's sales of $290,274, a $210,000 reversal of over accrual of consulting fees, a $720,208 of reversal of old legal and accounting fees and $36,310 in cash recovered from the sale of the assets of Iconix, our former investee.

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


                                                2003                 2002               2001
                                                ----                 ----               ----
Other Expense..............................   $704,801             $263,352           $ 1,731



         Other expense in fiscal 2003 are related to an accrual for a settlement of our litigation with Swartz Private Equity, LLC of $679,287. "See Financial Statements--Note 12."

         The majority of other expenses in fiscal 2002 related to asset write-offs, which consisted of $75,000 for a software license fee and $171,732 of idled assets in China.



                                                2003                 2002               2001
                                                ----                 ----               ----
Minority Interest........................     $89,218             $2,424,092            $ 0



         Minority interest represents Tengtu China's 43% interest in the operating profits of Tengtu United.

         In fiscal 2003, Tengtu United's net profit was $194,216. Therefore, 43% of Tengtu United net profits were allocated to Tengtu China and $89,218 of minority interest was recorded.

         In fiscal 2002, Tengtu United's net profit exceeded its accumulated losses from prior years. Therefore, 43% of Tengtu United net profits were allocated to Tengtu China and $2,424,092 in minority interest was recorded.

         No minority interest in Tengtu United's operating profit or Edsoft losses was recorded in 2001 as these two subsidiaries had deficits.

 CRITICAL ACCOUNTING POLICIES

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

1.    Consolidated Financial Statements

         Our principal activities are carried out through Tengtu United, a 57% owned Chinese joint venture company. In the opinion of management, we control Tengtu United because the protective rights enjoyed by the minority interest holder do not rise to the level of participating rights as described in EITF 96-16. Therefore, Tengtu United is consolidated into our financial statements.

2. Equity Method for Investments in CBERC & LBERC

         Tengtu China, our joint venture partner in Tengtu United, established two joint ventures on behalf of Tengtu United: one with a division of the Chinese Ministry of Education, CBERC, and second, the Shaanxi Province Broadband Education Resource Center, an LBERC. We, through Tengtu United, have advanced $4,469,600 for the formation of CBERC and LBERCs. We account for these investments using equity method. Although our equity interest in each of the joint ventures is over 50%, we do not control the joint ventures due to participating rights exercised by the minority interest holders in the management of the joint ventures. We have the ability to exercise significant influence, but not control, over the investees.

3. Due from Related Party

         We have engaged Tengtu China, as our agent, to conduct all of Tengtu United's business with any Chinese government entity. As agent, Tengtu China and its affiliated and related companies administer the daily operations of Tengtu
United: paying operating expenses, collecting receivables and remitting net operating profits to us. In order to support the continuous expansion of China operations, we do not expect the repayment of working capital advances made to Tengtu China in the near term. So we use the term "Due from related party" to describe the amount due from Tengtu China.

         Payment processes slower than those experienced in North America are not unusual in China, especially when dealing with different levels of government. In recognizing the environment in which it is operating in China, we have classified $9,906,907 of due from Tengtu China to long-term assets as of June 30, 2003.


Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         We operate through subsidiaries located in Beijing, China and grant credit to customers in this geographic region. Our administrative office is located in Toronto, Canada.

         We perform certain credit evaluation procedures and do not require collateral. We believe that credit risk is limited because we routinely assess the financial strength of customers, and based upon factors surrounding the credit risk of customers, established an allowance for uncollectible accounts. Therefore, we believe our accounts receivable credit risk exposure beyond such allowances is limited.

         We established an allowance for doubtful accounts of $727,052 at June 30, 2003, which are reserves against related party receivables. We believe any credit risk beyond this amount would be negligible. At June 30, 2003, we had approximately $215,342 of cash in banks uninsured.

         We do not require collateral or other securities to support financial instruments that are subject to credit risk. For the fiscal years ended June 30, 2002 and 2001, while we recorded sales pursuant to agreements with the Chinese Ministry of Education in our financial statements, no single school customer accounted for more than 10% of total sales. Receivables related to these sales transactions are grouped together with amounts due from a related party, Tengtu China.

MARKET RISK SENSITIVE INSTRUMENTS


FINANCIAL INSTRUMENT                                CARRYING VALUE           FAIR VALUE
--------------------                                --------------           ----------
Instruments entered into for trading purposes
NONE
Instruments entered into for other than trading purposes
Cash and Cash equivalents
         United States                                   $ --                   $ --
         Foreign                                         183,802                183,802
         Total                                         $ 183,802              $ 183,802
Accounts and Other Receivables, Net
         United States                                   $ --                   $ --
         Foreign                                       3,658,400              3,658,400
         Total                                         3,658,400              3,658,400
Accounts payable
         United States                                 $ 591,987              $ 591,987
         Foreign                                      $3,374,533             $3,374,533
         Total                                        $3,966,520             $3,966,520

         The financial instruments are short-term and are not subject to significant market risk. Substantially all financial instruments are settled in the local currency of each subsidiary, and therefore, we have no substantial exposure to foreign currency exchange risk. Cash is maintained by each subsidiary in its local currency.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Our financial statements described below and the report of our independent auditors thereon are set forth following the Index to Financial Statements on page F-1 of this report:


Report of independent auditors                                     F-1

Consolidated balance sheets at June 30, 2003 and 2002              F-2

Consolidated statements of operations and comprehensive
income (loss) for each of the three years in the
period ended June 30, 2003                                         F-3

Consolidated statements of shareholders' equity for each of
the three years in the period ended June 30, 2003                  F-4

Consolidated statements of cash flows for each of the three
years in the period ended June 30, 2003                            F-5

Notes to consolidated financial statements                         F-6 - F-26

SELECTED QUARTERLY FINANCIAL DATA

         The following supplementary financial information is provided for the periods since we have been required to report on Form 10-Q.



SUPPLEMENTARY FINANCIAL INFORMATION

                              30-Jun-03   31-Mar-03    31-Dec-02     30-Sep-02    30-Jun-02   31-Mar-02
                              ---------   ---------    ---------     ---------    ---------   ---------

Revenues                     $1,945,640  $1,913,585     $534,187      $628,646   $3,959,491  $2,993,603
Gross Profit                   $792,146  $1,116,395     $321,319      $462,902   $2,605,005  $2,196,126
   Gross Profit Margin              41%         58%          60%           74%          66%         72%
 Operating Income (Loss)        $57,822  ($210,280)   ($753,992)  ($1,104,090)   $1,365,729    $379,632
    Net Income (Loss)           $30,425     $62,223   ($714,875)  ($1,125,648)     $670,679     $50,554
    Earnings Per Share
     Basic                        $0.00       $0.00      ($0.01)       ($0.02)        $0.01       $0.00
     Diluted                      $0.00       $0.00      ($0.01)       ($0.02)        $0.01       $0.00

                              31-Dec-01   30-Sep-01    30-Jun-01     31-Mar-01    31-Dec-00   30-Sep-00
Revenues                     $4,061,008  $3,241,315   $2,612,335    $1,450,879     $359,379  $1,143,446
Gross Profit                 $2,379,319  $2,059,682   $1,437,678      $818,748      $46,291    $107,479
   Gross Profit Margin              59%         64%          55%           56%          13%          9%
 Operating Income (Loss)       $147,465    $576,982     $887,078    ($143,496)  ($1,496,927) ($542,262)
    Net Income (Loss)          ($7,237)    $864,112   $2,110,188    ($238,776)  ($1,566,746) ($597,835)
    Earnings Per Share
     Basic                        $0.00       $0.02       $0.08*       ($0.01)      ($0.07)     ($0.03)
     Diluted                      $0.00       $0.02       $0.08*       ($0.01)      ($0.07)     ($0.03)



* earnings per share is based on weighted average number of common shares outstanding. However, the number of common shares outstanding changed significantly during the fourth quarter of 2001. Earnings per share for the quarter ended June 30, 2001, based on the 45,089,673 shares outstanding at June 30, 2001, is $0.05 per share.




ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         ------------------------------------------------------------
         AND FINANCIAL DISCLOSURE.
         ------------------------

         There has been no change in our independent auditors during the previous two fiscal years. Nor have there been any disagreements with our independent auditors during the previous two fiscal years.


ITEM 9A.          EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

           As of September 22, 2003, an evaluation was performed under the supervision and with the participation of our management for the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.

           Based upon their evaluation of our internal controls within 90 days of the date of this report, our management has determined that changes are necessary in the format of financial reports from our joint venture partner in China so that they are more clearly understandable and more easily converted from reflecting financial information using a cash method to an accrual method. We plan to take steps with its joint venture partner to improve the financial reports. On September 25, 2003, we announced the appointment of a new Vice President of Corporate Finance for both Tengtu International Corp. and Tengtu United, who is designing a new weekly reporting system to improve financial reporting.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The name and positions with us of each of our Directors and Executive Officers are as follows:

                                                          DIRECTOR
NAME                                 POSITION              SINCE       AGE
----                                 --------              -----       ---
WILLIAM O.S. BALLARD (1), (2)   Director and Chairman      2001         56

BIN HUANG (3)                   Director                   2001         36

JING LIAN                       Vice President                          52

JOHN MCBRIDE (1), (3)           Director                   2001         45

JOHN WATT (2)                   Director and President     1996         57

JUDY YE                         Chief Financial Officer                 38

FAN QI ZHANG (1)                Director                   2001         45

SHENXING YAO                    Director                   2003         43

PETER JI                        Vice President,                         36
                                Corporate Finance


------------
Notes:
(1) Member of the Compensation Committee. (2) Member of the Executive Committee.
(3) Member of the Audit Committee.


         The following is a description of the qualifications and experience of each of the current Directors:

         WILLIAM O.S. BALLARD is the Chairman of our Board of Directors, and the Chairman of the Executive Committee of our Board of Directors. Mr. Ballard's investment company, Orion Capital Incorporated, is currently our largest shareholder. Mr. Ballard has a law degree from Osgoode Hall, Toronto, Canada and is a Canadian entrepreneur and lawyer. Mr. Ballard currently serves as a Director of three Canadian public companies, Devine Entertainment, Northfield Capital Corporation and Southern Star Resources Inc. Until 1998, Mr. Ballard was a partner in The Next Adventure Inc., an international entertainment company and has, for many years, been involved in the concert promotion business. Mr. Ballard is the founder and past President of the Toronto Entertainment District Association, one of Canada's largest business associations and the founder and co-chairman of Canada's prestigious Walk of Fame. He also served on the President's Council at Sir Wilfred Laurier University and the Senate of York University. Mr. Ballard's principal occupation for the past two years has been providing consulting services to us. Prior to that time and starting in 1998, Mr. Ballard's principal occupation was acting as President of Orion (a position he still holds). Mr. Ballard was elected to our Board of Directors on November 27, 2001. As a result of Devine Entertainment's failure to file its annual financial statement for the year ended December 31, 2002, the Ontario Securities Commission issued a temporary cease order against Devine Entertainment, Mr. Ballard and certain other individuals prohibiting these parties from trading in securities of Devine Entertainment.

         BIN HUANG is a member of our Board of Directors. Mr. Huang is currently the General Manager of Beijing Pan-Pacific Investment Co., Ltd., a China based investment company, where he serves as an investment analyst and portfolio manager. From 1997 through 2001, Mr. Huang served as a Senior Manager in the Investment Banking Department of Haitong Securities Co., Ltd., a China based securities company. Mr. Huang previously served as a Deputy Director in the Investment Department of China Zhonghong Group Corp., a China based investment bank. Mr. Huang has a Masters Degree in Economics from the Graduate School of Xiamen (Amoy) University in China. Mr. Huang was elected to our Board of Directors on November 27, 2001.

         JOHN MCBRIDE is a member of our Board of Directors. Over the past five years, Mr. McBride has acted as the Managing Partner of CC Capital Partners, a merchant banking group (1999 to present), and President of Charmac Capital Corp., a private investment company (1992 to present). Mr. McBride is a Director of Integrative Proteomics Inc., a Toronto, Canada based, biotechnology company involved in the field of determining the structure and function of the human proteome. Mr. McBride is also a director of Northfield Capital Corporation and a founding partner of Charleswood Investments, both Toronto, Canada based merchant banking and venture capital companies. Mr. McBride was elected to our Board of Directors on November 27, 2001.

         JOHN WATT is a member of our Board of Directors, a member of the Executive Committee of the Board of Directors and our President. Mr. Watt has served as a Director since June, 1996 and was appointed Executive Vice President on September 17, 2000, prior to being appointed President on July 1, 2001. Mr. Watt was President of John D. Watt & Associates, Ottawa, Canada, a consulting firm specializing in media and entertainment industries, from 1995 to July 1, 2001. Between 1980 and 1990, Mr. Watt served as a Director General for the Government of Canada, overseeing federal policies in cultural industries, broadcasting, and telecommunications. He was also an advisor to the NAFTA negotiations. Mr. Watt was responsible for regulated foreign investment policies and negotiating bilateral treaties with 26 countries including China. Mr. Watt graduated with a B.A. degree from Sir Wilfred Laurier University before earning his L.L.Th. in post-graduate studies at University of Toronto and a Marketing Management Diploma from George Brown College, Toronto.

         FAN QI ZHANG is a member of our Board of Directors. Since 1999, Mr. Zhang has been the Chief Executive Officer of Tengtu China. Since 1997, he been the Chairman of Tai He, one of the owners of Tengtu China. Mr. Zhang has a Master of Arts degree from Beijing University. He has extensive management and banking experience in China, having founded the only civil publishing enterprise in China (Tengtu Electronic Publishing Co.) and Beijing Jiade Pharmaceutical Co. Ltd. (a pharmaceutical manufacturer). He is the Vice President of the Medical Funds Association of China and an Executive of the Association of Entrepreneurs of China. Fan Qi Zhang has served as a Director since August, 1999.

         SHENXING YAO was added as a member of our Board of Directors in September, 2003 and was also appointed as the President of Tengtu United. During the past five years, Mr. Yao has served as Chairman of the Beijing Pan Pacific Investment Co., Ltd., Vice President, Investment Banking, Guangfa Securities Co., Ltd. and the President of Zhongxin International Storage and Transportation Corp. From 1984 to 1988, Mr. Yao also served as an Officer of the Central Discipline Committee for the Central Communist Part of China. Mr. Yao, as President of Tengtu United, has been charged with administration of the Restructuring and oversight of Tengtu United's business.

         The following is a description of the qualifications and experience of Tengtu's Vice Presidents and Chief Financial Officer:

         JING "JACK" LIAN is a Vice President. During the past five years, Mr. Lian has been Vice-President of Bluelake Industries, Ltd., Seattle, Washington. Mr. Lian has served as a Vice President since June 1996 and was one of our Directors from June 1996 until November, 2002. Mr. Lian is also a founder and former Secretary of the Chinese Educational Software Council. Mr. Lian received an M.S. degree in Computer Science from Tsing Hua University, Beijing, China. Mr. Lian was also a visiting scholar at the University of Washington, Seattle, Washington.

         PETER JI serves as our Vice President of Corporate Finance and was appointed to that position in September, 2003. During the past five years, Mr. Ji has served as an Investment Officer of the International Finance Corporation, Beijing and a Vice President of Bank One Capital Markets, Inc. in Chicago with responsibility for Asian and European markets. Mr. Ji has a B.A. Degree from Beijing University and an M.B.A from the Kellogg Graduate School of Business, Northwestern University.

         JUDY YE serves as our Chief Financial Officer. Ms. Ye joined Tengtu in March 2003. Ms. Ye is a Certified Public Accountant and has a Certified General Accountant Designation from the Certified General Accounting Association of Ontario. Prior to joining us in 2003, Ms. Ye was a corporate accountant for Bluenotes Limited (from 2001 until joining us) and a financial analyst and corporate accountant for International Financial Corp. (from 1998 to 2000). Ms. Ye graduated from China's Guilin Management Institute in 1985 with degrees in Accounting and Statistics.

         To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of Common Stock has failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended June 30, 2003.

ITEM 11.      EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND OFFICERS

DIRECTORS

         We did not pay cash compensation to any of our Directors during the fiscal year ended June 30, 2003. Pursuant to a resolution passed by our Board of Directors on April 27, 1997, each outside director who is not an employee or consultant is entitled to the following compensation:

          Annual Fee:  $6,000
          Each Board of Directors meeting attended:  $500
          Each Board of Directors committee meeting attended:  $250

         No cash compensation pursuant to the April 27, 1997 resolution has been paid to any Director. For the fiscal years ended June 30, 2000 and 1999, we granted each member of our Board of Directors options to purchase our common stock in lieu of a cash payment.

OFFICERS

         We paid cash compensation of $386,637 to our executive officers during the fiscal year ended June 30, 2003. On March 29, 1999, we adopted a deferred compensation plan for future payment of past due amounts. Pursuant to the deferred compensation plan, we deferred all compensation to certain executive officers until we receive certain amounts of financing. At that time, we will begin paying salaries or consulting fees at the agreed-upon rate and 90% of the payments will be applied to current obligations and 10% to past due compensation and fees which have been deferred. In the interim, we paid $144,000 to Jack Lian, a former Director and Vice President. The total compensation deferred as of June 30, 2003 was $1,837,202, net of amounts paid to Mr. Lian.

SUMMARY COMPENSATION TABLE

         The following table provides information relating to compensation for the fiscal years ended June 30, 2001, 2002 and 2003 for our former Chief Executive Officer and compensation payable to other highly compensated executive officers whose total salary and bonus (as determined pursuant to SEC rules) exceeded $100,000 (determined by reference to fiscal 2003). The amounts shown include compensation for services in all capacities provided to us. With respect to our former Chief Executive Officer, Pak Kwan Cheung, the salary listed represents the amount set forth in an agreement between us and Comadex Industries Ltd., a company owned by Pak Kwan Cheung, but not amounts received by Comadex. Comadex received $20,000 for the fiscal year ended June 30, 2002 (see also "Legal Matters"). With respect to John Watt, his compensation was deferred in 1999 and 2000. In 2001 $90,000 was paid to Mr. Watt and $30,000 was deferred. For the fiscal year ended June 30, 2002, $161,089 was paid to Mr. Watt in salary and advances, which have been repaid. For the fiscal year ended June 30, 2003, Mr. Watt received $120,000 in salary.



                                           ANNUAL COMPENSATION                         LONG TERM COMPENSATION
                                           -------------------                         ----------------------
                                                                                      AWARDS               PAYOUTS
                                                                                      ------               -------
                                                                              RESTRICTED   SECURITIES
                                                              OTHER ANNUAL      STOCK      UNDERLYING    LTIP     ALL
                                         SALARY      BONUS    COMPENSATION     AWARD(S)     OPTIONS/   PAYOUTS   OTHER
NAME AND PRINCIPAL POSITION    YEAR       ($)         ($)          ($)           ($)        SARS (#)     ($)     COMP.
---------------------------    ----       ---         ---          ---           ---        --------     ---     -----

John Watt, President          2003       $120,000       0            0       $        0         0      $  0      $  0
                              2002       $120,000       0       41,089            0             0         0         0
                              2001       $120,000       0            0            0             0         0         0
Pak Kwan Cheung(1)            2003              0       0            0            0             0         0         0
                              2002       $128,400       0            0            0             0         0         0
                              2001       $128,400       0            0            0             0         0         0
Gregory Mavroudis(3)          2003             --      --           --           --            --        --        --
Exec. Vice President          2002              0       0            0            0             0         0         0
                              2001       $124,000       0            0       75,000(4)          0         0         0

----------
Notes:
(1) We retained Pak Kwan Cheung's services through a consulting contract with Comadex entered into in October 1999. Comadex was not been paid any monies during the fiscal years ended June 30, 2000 and 2001 under the contract. However, in fiscal 2002 Comadex was paid $20,000. The amount listed represents compensation stated in the agreement. See "Legal Matters".

(2) Pursuant to the contract between us and Comadex, all past due compensation to Pak Kwan Cheung was discharged in exchange for 3,000,000 common shares with a value of $.25 per share on the date of the grant. See "Legal Matters".







(3) We retained Gregory Mavroudis' services through a consulting agreement with 1334945 Ontario Limited dated April 1, 2000. Mr. Mavroudis is no longer performing services for us pursuant to a settlement agreement entered into in May, 2002. Pursuant to the settlement, 1334945 Ontario Limited received 250,000 shares of common stock, $70,000 and we paid $30,000 for legal fees.

(4) We granted 75,000 options to purchase our common stock to Gregory Mavroudis pursuant to the 1334945 Ontario Limited contract with an exercise price equal to the fair market value at the time of the grant of $0.218 per share.

EMPLOYMENT OR CONSULTING CONTRACT WITH EXECUTIVE OFFICERS AND DIRECTORS

JING LIAN

         We entered into an agreement with Jing Lian effective January 1, 1996 for Mr. Lian to serve as a Vice President at an annual salary of $80,000. The agreement also provides for the possibility of performance and incentive bonuses.

ORION CAPITAL INCORPORATED

         Between December 21, 2000 and December 21, 2002, Orion acted as a consultant to us providing, among other things, the services by William O.S. Ballard (who is the Chairman of our Board of Directors). Pursuant to the agreement, Mr. Ballard provided strategic and business consulting services to us. As compensation for these services, we issued to Orion a total of 500,016 shares of common stock, in monthly installments of 20,834 shares. The agreement has expired and we do not plan to enter into a new agreement.

ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         None of the members of the Compensation Committee of our Board of Directors (the "Committee") served as an officer or employee during the fiscal year ended June 30, 2003.

          BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION


         During the fiscal year ended June 30, 2003, the Compensation Committee of the Board of Directors did not meet and no new compensation was granted to any officer. Accordingly, the Compensation Committee has not issued a report on Executive Compensation for the fiscal year ended June 30, 2003. We currently do not have a Chief Executive Officer, but an Executive Committee of the Board of Directors instead. Our highest ranking officer is John Watt, our President, who receives a salary of $120,000 per year pursuant to a previously existing arrangement with us.

                               PERFORMANCE TABLE

         The following tables show the cumulative performance for our common stock over our last five fiscal years compared with the performance of the Nasdaq Composite and Technology Industry Group Performance Composite. The first table assumes $100 invested as of June 30, 1998 in our common stock and in each of the named indices. The performance shown is not necessarily indicative of future performance.


                         Tengtu            NASDAQ            Industry
       Date              Return             Index             Index
----------------------------------------------------------------------------
     6/30/1998             100               100               100
     6/30/1999             68                142               158
     6/30/2000             528               210                85
     6/30/2001             690               113                54
     6/30/2002             235               78                 30
     6/30/2003             292               87                 32


                         Tengtu            Change
                          Stock          from prior                            Calculated
       Date               Price            period             % chg.             Return
----------------------------------------------------------------------------------------------
     6/30/1998            0.19                                 Base               100
     6/30/1999            0.13              -0.06            -31.58%               68
     6/30/2000            1.01              0.88             676.92%              528
     6/30/2001            1.32              0.31              30.69%              690
     6/30/2002            0.45              -0.87            -65.91%              235
     6/30/2003            0.56              0.11              24.44%              292

                         NASDAQ            Change
                        Composite        from prior                            Calculated
       Date               Index            period             % chg.             Return
----------------------------------------------------------------------------------------------
     6/30/1998            1895                                 Base               100
     6/30/1999            2686               791              41.74%              142
     6/30/2000            3967              1281              47.69%              210
     6/30/2001            2130              -1837            -46.31%              113
     6/30/2002            1463              -667             -31.31%               78
     6/30/2003            1623               160              10.94%               87

                        Industry
                          Group            Change
                       Performance       from prior                            Calculated
       Date            Technology          period             % chg.             Return
----------------------------------------------------------------------------------------------
     6/30/1998            1123                                 Base               100
     6/30/1999            1773               650              57.88%              158
     6/30/2000             959              -814             -45.91%               85
     6/30/2001             608              -351             -36.60%               54
     6/30/2002             343              -265             -43.59%               30
     6/30/2003             366               23               6.71%                32





ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information furnished to us with respect to the beneficial ownership of Common Shares by each executive officer and Director named below, and by all Directors and executive officers as a group, each as of July 1, 2003. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.



                                                                 AMOUNT AND NATURE
                                                                   OF BENEFICIAL
TITLE OF CLASS                  NAME OF BENEFICIAL OWNER             OWNERSHIP                % OF CLASS
--------------                  ------------------------             ---------                ----------
$.01 par common                 William O.S. Ballard(1)             17,285,238                   23.5%
$.01 par common                 Jing Lian(2)                         1,170,750                    1.8%
$.01 par common                 John Watt (3)                          112,000                    *
$.01 par common                 Fan Qi Zhang (4)                     2,537,714                    3.8%
$.01 par common                 John McBride                           416,000                    *
$.01 par common                 Bin Huang                                    0                    0
$.01 par common                 Shenxing Yao(5)                        120,000                    *
$.01 par common                 Peter Ji                                     0                    0


----------------------------------------------------------------------------------------------------------
Total                                                               21,521,702                   29.9%

* Less than 1%
----------
Notes:
(1) Orion Capital Incorporated owns Mr. Ballard's shares which include 640,000 warrants, exercisable at $0.75 per share, 333,334 warrants with an exercise price of $1.20 per share and 595,465 warrants exercisable at $0.75 per share. Includes 70,000 Common Shares pledged to Orion as security for a loan made by it to a Tengtu officer and director. Mr. Ballard disclaims beneficial ownership as to these shares. .
(2) Includes 300,000 shares of common stock issuable upon exercise of stock options at $0.218 per share granted on March 29, 1999 under the Company's Incentive Stock Option Plan.







(3) Includes 77,000 shares of common stock issuable upon exercise of stock options at $0.218 per share granted on March 29, 1999 under the Company's Incentive Stock Option Plan.
(4) Includes 500,000 shares of common stock issuable upon exercise of share purchase warrants acquired in a financing which closed in July, 2002.
(5) Includes 120,000 shares of common stock issuable upon exercise of warrants at $1.353 per share granted for consulting services in 2001.

         The following table shows the holdings of all persons who are not executive officers, Directors or nominees, known by us to beneficially own more than five percent of our outstanding common stock as of July 1, 2003.



                                                          AMOUNT AND NATURE
                                                            OF BENEFICIAL
TITLE OF CLASS             NAME OF BENEFICIAL OWNER          OWNERSHIP        % OF CLASS
--------------             ------------------------          ---------        ----------
$.01 par common          Orion Capital Incorporated(1)       17,285,238           23.5%

$.01 par common          Pat Kwan Cheung(2)                   4,170,750           6.5%

----------
Notes:
(1) Includes 70,000 shares of common stock owned by an officer and director, which are pledged as collateral for a mortgage Orion has on a residence recently purchased by him. Orion has disclaimed any beneficial interest in those common shares.
(2) Includes 300,000 shares of common stock issuable upon exercise of stock options at $0.218 per share.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         Tengtu China, our agent, carries out our operations and collection of receivables. Fan Qi Zhang, one of our Directors, controls Tengtu China. As of June 30, 2003, Tengtu United has an amount due from a related party, Tengtu China, of approximately $18,193,007.

         During fiscal 2003, 2002 and 2001, respectively, we incurred consulting and related expenses of approximately $386,637, $865,000, and $830,000 from officers and Directors or companies controlled by these officers and Directors. $386,637, $356,192 and $375,504 were paid for the years ended June 30, 2003,
2002 and 2001, respectively.

         We have entered into consulting agreements to secure the services of certain officers and Directors. See "Directors and Executive Officers".

         On June 6, 2002, we closed a loan agreement with Quest Ventures, Ltd. for a $4,000,000 loan. Pursuant to the terms of the loan agreement, we issued a $4,000,000 promissory note to Quest due November 30, 2002 with an interest rate of 12%. The note was secured by a general security interest in all of our assets. The note was also secured by 10,015,812 Common Shares pledged by Orion Capital Incorporated, a guarantee from Orion limited to the pledged stock and a personal guarantee from William O.S. Ballard as to $2,500,000. Mr. Ballard is one of our Directors and the owner of Orion. Neither Mr. Ballard, nor Orion, received any consideration for their pledge of common stock or guarantees. The Quest loan was, in part, a bridge loan until the closing of the private placement on June 20, 2002. Pursuant to the terms of the loan agreement and note, we repaid the $2,500,000 personally guaranteed by Mr. Ballard by July 5, 2002 which extinguished the personal guarantee. The balance of $1,500,000 was paid out from proceeds financing transactions. We used the Quest loan proceeds to fund CBERC and LBERCs start-up and portal building and development costs.

         Pursuant to a December 21, 2001 letter of intent, as amended by a loan agreement on July 22, 2002, we acquired the rights to use and license the following software products owned by Lifelong.com, Inc.: NeuraLab and Blast Off. Pursuant to the terms of the July 22, 2002 loan agreement, we loaned CDN $55,000 to Lifelong.com, Inc. Pursuant to that agreement, if Lifelong did not repay the loan within six months, or there was a default in the payment of interest for more than two months, we would own all rights to the software mentioned above.

         Because Lifelong.com, Inc. required additional capital to complete development of NeuraLab, Orion Capital Incorporated , a company wholly owned by William O.S. Ballard, Chairman of our Board of Directors, advanced an additional CDN$145,000 to Lifelong.com, Inc. on August 20, 2002. In exchange for the advance, Lifelong.com, Inc. agreed to transfer to Orion all of its right title and interest in NeuraLab, subject to the encumbrance of the July 22, 2002 loan agreement which allows us to use and license the software.

         The Lifelong loan agreement was amended and restated as of November 29, 2002 at which time, Lifelong granted us a lien on substantially all of its property and assets through a general security agreement to secure a total of $75,000 in advances made by Orion Capital Incorporated, through us, to that date.

         On December 31, 2002, we assigned the Lifelong loan agreements and general security agreement to Orion while retaining all right, title and interest to the Lifelong software products. On June 6, 2003, in consideration of additional software development services, we entered into a software license agreement with Lifelong, pursuant to which we have a royalty free right to use, copy, reproduce, modify, enhance, sell, distribute, maintain, create derivative works and commercially exploit the Lifelong software and any future developments relating to that software in all countries of the world where Chinese is the predominantly spoken language. Our rights to the software are subject only to the general security agreement held by Orion.

         From time to time, Orion Capital Incorporated has made interest free advances to us to fund our operations. On June 20, 2002, in satisfaction of Orion's advances to that date ($541,332), we issued Orion 541,332 units consisting of two Special Warrants each pursuant to a private placement which closed on that date. On or about April 24, 2003, we repaid Orion $250,000 of a total of $890,000 of outstanding advances on that date. On May 4, 2003, we issued Orion 640,000 units consisting of two Special Warrants each in satisfaction of the remaining $640,000 in advances from Orion outstanding on that date. Each Special Warrant is convertible, for no additional consideration, into two shares of our common stock and a share warrant to purchase one share of our common stock for $0.75.

         On July 30, 2002 we sold 1,000,000 shares of common stock and 500,000 attached warrants to Fan Qi Zhang in a private placement for $500,000.

         On September 15, 2003 we entered into the Restructuring Agreement with Fan Qi Zhang and entities owned or controlled by him. See "Restructuring," above.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

       NOT APPLICABLE.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)(1) FINANCIAL STATEMENTS

         The following financial statements of Tengtu International Corp. are included:


         Consolidated balance sheets at June 30, 2003 and 2002

         Consolidated statements of operations and comprehensive income (loss) for each of the three years in the period ended June 30, 2003

         Consolidated statements of shareholders' equity for each of the three years in the period ended June 30, 2003

         Consolidated statements of cash flows for each of the three years in the period ended June 30, 2003



       (2) OTHER SCHEDULES

       All other schedules are omitted since the required information is not present or is not present in an amount sufficient to require submission of schedules, or because the information required is included in the financial statements and notes thereto.

       (3) EXHIBITS

       See (c) below.

       (b) REPORTS ON FORM 8-K

       We did not file any reports on Form 8-K in the quarter ended June 30, 2003.

       (c) EXHIBITS


3.1 Articles of Incorporation (filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference);

3.2 By-Laws (filed as part of our Form 10 filed on May 25, 2000 and incorporated herein by reference);

4.3 Form of Special Warrant issued to investors in a private placements which closed in June, 2002 through May, 2003 (filed as part of our Form 10-K filed on October 15, 2002 and incorporated herein by reference);

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

10.35 English version of January 1, 2003 Amendment to Joint Venture Agreement between Tengtu International Corp. and Tengtu China. (filed as part of our Form 10-Q filed on March 19, 2003 and incorporated herein by reference).

10.36 September 15, 2003 Restructuring Agreement (filed as exhibit 10.1 to our Form 8-K/A filed on September 18, 2003 and incorporated herein by reference);

11.1 Statement re: Computation of Per Share Earnings for the Fiscal Years Ended June 30, 2003 and 2002;

12.1 Statement re: Computation of Ratios for the Fiscal Years Ended June 30, 2003, 2002 and 2001;

21.1     List of Subsidiaries;

31.1 Certification of John D. Watt pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2 Certification of Judy Ye pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TENGTU INTERNATIONAL CORP.

                                                 By: /S/ John D. Watt
                                                ------------------
                                                John D. Watt
                                                President

Dated:   October 14, 2003

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ JUDY YE
-------------------------------     October 14, 2003
Judy Ye
Chief Financial Officer


/S/ FAN QI ZHANG
-------------------------------     October 14, 2003
Fan Qi Zhang
Director


/S/ WILLIAM O.S. BALLARD
-------------------------------     October 14, 2003
William O.S. Ballard
Director


/S/ JOHN McBRIDE
-------------------------------     October 14, 2003
John McBride
Director


/S/ BIN HUANG
-------------------------------     October 14, 2003
Bin Huang
Director


/S/ SHENXING YAO                    October 14, 2003
-------------------
Shenxing Yao
Director

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS


Report of independent auditors                                               F-1

Consolidated balance sheets at June 30, 2003 and 2002                        F-2

Consolidated statements of operations
     for each of the three years in the
     period ended June 30, 2003                                              F-3

Consolidated statements of stockholders' equity for each of
     the three years in the period ended June 30, 2003                       F-4

Consolidated statements of cash flows for each of the three
     years in the period ended June 30, 2003                                 F-5




Notes to consolidated financial statements                            F-6 - F-26

                          INDEPENDENT AUDITOR'S REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
TENGTU INTERNATIONAL CORP.


We have audited the accompanying consolidated balance sheets of Tengtu International Corp. and its subsidiaries as of June 30, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the fiscal three years in the period ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tengtu International Corp. and its subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.


                                                  Moore Stephens, P.C.
                                                  Certified Public Accountants
                                                  New York, New York
                                                  September 1, 2003, except
                                                  for Note 17, as to which
                                                  the date is September 15, 2003



                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                             JUNE 30,
                                     ASSETS
CURRENT ASSETS                                          2003          2002
                                                       -----          ----
    Cash and cash equivalents                      $    183,802    $    914,838
    Due from related party                            3,593,607       2,579,157
    Prepaid expenses                                    811,269       1,016,958
    Other receivables                                   154,011          22,197
                                                   ------------    ------------
  Total Current Assets                                4,742,689       4,533,150
                                                   ------------    ------------
PROPERTY AND EQUIPMENT, net                              82,688         222,460
                                                   ------------    ------------

OTHER ASSETS
  Due from Related Party                             14,497,209      14,497,209
    Notes receivable                                     11,881          11,881
    Long-term Investment                              4,392,793       4,469,600
    Restricted Cash                                        --         4,000,000
                                                   ------------    ------------
                                                     18,901,883      22,978,690
                                                   ------------    ------------
TOTAL ASSETS                                       $ 23,727,760    $ 27,734,300
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                $    752,647    $  1,092,231
   Accrued expenses                                       1,446         301,127
   Due to related party consultants                   1,207,714       2,012,522
   Short-term loan                                    1,454,404       1,883,428
   Other liabilities                                    550,310         434,644
                                                   ------------    ------------
      Total Current Liabilities                       3,966,520       5,723,952
                                                   ------------    ------------

OTHER LIABILITIES
   Long-term debt                                          --         3,744,800
   Convertible debentures, net of discount                 --         1,360,585
                                                   ------------    ------------
                                                           --         5,105,385
                                                   ------------    ------------

COMMITMENTS [Note 9]

STOCKHOLDERS' EQUITY
 Preferred stock, par value $.01 per share;
   authorized 10,000,000 shares;
   issued -0- shares                                       --              --
 Common stock par value $.01 per share;
   authorized 100,000,000 shares; issued
   60,265,292 shares (2002-54,201,609);
   outstanding 60,186,872 shares
    (2002-54,123,189)                                   601,869         541,232
 Additional paid in capital                          34,937,162      30,281,737
 Accumulated deficit                                (15,848,767)    (13,899,433)
 Accumulated other comprehensive income (loss):
  Cumulative translation adjustment                     (17,958)        (17,788)
                                                   ------------    ------------
                                                     19,672,306      16,905,748
Less: Treasury stock, at cost,
   78,420 common shares                                    (784)           (784)
                                                   ------------    ------------
  Total Stockholders' Equity                         19,671,522      16,904,963
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 23,638,042    $ 27,734,300
                                                   ============    ============



The accompanying notes are an integral part of these consolidated financial statements



                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEAR ENDED JUNE 30,


                                             2003           2002           2001
                                             -----          -----          ----
                                                                         RESTATED

SALES                                       5,343,783     14,255,417      5,566,039
COST OF SALES                               3,365,836      5,042,285      3,155,843
                                           ----------------------------------------
                                            1,977,947      9,213,132      2,410,196
                                           ----------------------------------------

OPERATING EXPENSES
   Research and development                      --          971,111           --
   General and administrative               1,924,695      2,511,430      2,014,899
   Related party consultants                  488,877        865,202        829,772
   Collection Provision                       119,337        444,031        163,684
   Advertising                                 16,891         31,885         39,406
   Selling                                  1,387,135      1,837,924        602,132
   Depreciation                                64,036         81,741         55,910
                                           ----------------------------------------
                                            4,000,971      6,743,324      3,705,803
                                           ----------------------------------------

   Operating Income                        (2,023,024)     2,469,808     (1,295,607)

OTHER INCOME (EXPENSE)
   Equity earnings (loss) in investee         (76,807)          --          219,488
   Interest income                            250,615          3,871         13,100
   Interest expense                          (477,054)      (254,029)      (176,111)
   Other income                             1,257,877      2,045,902        947,692
   Other expense                             (704,801)      (263,352)        (1,731)
                                           ----------------------------------------
                                              249,830      1,532,392      1,002,438
                                           ----------------------------------------
Income (Loss) before minority interests    (1,773,194)     4,002,201       (293,169)


INCOME TAX                                                      --             --

INCOME (LOSS) BEFORE MINORITY INTERESTS                    4,002,201       (293,169)

Minority interest in subsidiarys'-
  Income (Loss)                                89,218      2,424,092           --
                                           ----------------------------------------
Net Income (Loss)                          (1,862,412)     1,578,108       (293,169)
                                           ========================================



WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                      56,800,676     49,880,494     24,977,353
Common stock equivalents                    1,587,512      3,171,912      1,637,441
                                           ----------------------------------------
Diluted                                    58,388,188     53,052,406     26,614,794
                                           ========================================

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                          (0.033)         0.032         (0.012)
Diluted                                        (0.033)         0.030         (0.011)

The accompanying notes are an integral part of these consolidated financial statements




                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEAR ENDED JUNE 30,

                                                          2003           2002             2001
                                                         -----           -----            ----
                                                                                        RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                      (1,862,412)     1,578,108       (293,169)
Adjustments to reconcile net income
  (loss) to net cash
 Used by operating activities:
 Depreciation and amortization                            139,772        357,512        286,468
 Loss on investment at equity                              76,807           --             --
 Noncash Gain on Loan forgiveness                                       (236,559)          --
 Noncash financing expenses on shares issued                             187,500         61,259
 Noncash compensation expense on shares
   issued for services                                     50,835        331,115        926,587
 Noncash interest expense -
   convertible debenture                                   93,820         86,555         79,695
 Impaired Assets Write Off                                  2,662        246,732           --
 Changes in operating assets and liabilities:

 Accounts receivable                                                      16,578         19,431
 Due from related party                                (1,014,450)    (6,155,603)    (6,160,337)
 Prepaid expenses                                         205,689       (516,876)      (496,368)
 Inventories                                                               2,452         15,619
 Other receivables                                       (131,814)        73,757        (68,448)
 Advance to director                                                      60,059           --
 Other assets                                                               --           30,454

 Accounts payable                                        (339,584)       133,209       (731,636)
  Accrued expenses                                       (299,681)        28,822        (38,476)
   Due to related party consultants                      (175,319)       387,496        270,011
   Other liabilities                                      115,666        (16,655)       131,252
                                                      -----------------------------------------
   Net Cash Used by Operating Activities               (3,138,009)    (3,435,798)    (5,967,658)
                                                      -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investing in Related Parties                                       (4,590,302)          --
   Long-term Investment                                               (4,469,600)          --
   Compensating deposit on bank loan                    4,000,000     (4,000,000)          --
   Purchase of property and equipment                                    (34,447)        (5,013)
                                                      -----------------------------------------
   Net Cash Used by Investing Activities              (13,094,349)     4,000,000         (5,013)
                                                      -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Short-term loans                         753,717      1,883,428      2,107,000
   Cash paid on  from Long-term loans                  (3,744,800)     3,744,800           --
   Cash paid on short-term loan                        (1,999,200)       (94,150)          --
   Cash received for shares and options issued          3,394,238     10,891,082      3,978,200
                                                      -----------------------------------------
Net Cash Provided by Financing Activities              (1,596,045)    16,425,160      6,085,200
                                                      -----------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     3,019         (6,575)        (5,220)
                                                      -----------------------------------------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (731,035)      (111,562)       107,309
                                                      -----------------------------------------

 CASH AND CASH EQUIVALENTS, beginning of the period       914,838      1,026,400        919,091

CASH AND CASH EQUIVALENTS, end of the period              183,803        914,838      1,026,400
                                                      =========================================


The accompanying notes are an integral part of these consolidated financial statements






                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
          FOR THE YEARS ENDED JUNE 30, 2003,2002, 2001(RESTATED) , 2000

                                                                                               ACCUMULATED
                                                                                                  OTHER
                                      COMMON STOCK        ADDITIONAL   COMPRE-       ACCUMU-    COMPREHEN-
                                      ------------          PAID-IN    HENSIVE        LATED    SIVE INCOME
                                   SHARES       AMOUNT      CAPITAL   INCOME (LOSS)   DEFICIT     (LOSS)
                                 ----------------------------------------------------------------------------
Balance - June 30, 1998          19,297,107    192,972     9,394,651                 (8,596,690)   (9,335)

Issuance of common stock
  related to deferred
  compensation                      180,500      1,805         8,258           0              0         0

Amortization of deferred
  compensation related to
  stock options and common
  stock for services                   --            0             0           0              0         0


Other Comprehensive Income:
  Foreign currency adjustment          --            0             0       2,583              0     2,583

Comprehensive Income:
  Net loss                             --            0             0  (1,886,399)    (1,886,399)        0

                                                                      ----------
Comprehensive Income                                                  (1,883,816)
                                --------------------------------------==========-------------------------
Balance - June 30, 1998          19,297,107    192,972     9,394,651                 (8,596,690)   (9,335)

Issuance of common stock
  related to deferred
  compensation                      180,500      1,805         8,258       --             --          --

Amortization of deferred
  compensation related to
  stock options and common
  stock for services                  --         --             --          --            --          --
Other Comprehensive Income:
  Foreign currency adjustment         --         --             --         2,583          --        2,583

Comprehensive Income:
  Net loss                            --         --             --    (1,886,399)    (1,886,399)      --
                                                                      ----------
Comprehensive Income                                                  (1,883,816)

Balance - June 30, 1999          19,477,607    194,777     9,402,909                (10,483,089)   (6,752)


Issuance of common stock
  for cash                          963,000      9,630       166,095       --            --           --
Issuance of common stock
  for promissory notes              330,000      3,300        68,640       --            --           --
Issuance of common stock
  for services                    3,120,000     31,200       733,800       --            --           --

Amortization of deferred
  compensation related to
  stock options and common
  stock for services                 --         --             --          --            --          --
Issuance of common stock
  options for services -
  at fair value                      --         --             --          --            --          --

Paid-in capital related to
  convertible debenture           1,153,846     --             --          --            --          --
Paid-in capital related to
  detachable warrant-
  debenture                         346,154     --             --          --            --          --
Other Comprehensive Income:
  Foreign currency adjustment         --        --             --            536         --           536

Comprehensive Income:
  Net loss                            --         --             --    (4,701,285)    (4,701,285)     --

Comprehensive Income
                                -------------------------------------------------------------------------
Balance - June 30, 2000          23,890,607    238,907    11,871,444  (4,700,749)   (15,184,372)   (6,216)
                                =========================================================================


Issuance of common stock            636,871      6,369       140,144      --             --          --

Loan conversion                   7,301,526     73,015     2,139,400      --             --          --

Issuance of common stock
   for cash                      13,260,669    132,606     3,845,592      --             --          --

Paid-in capital related to
  granted options & services        --           --          214,908      --             --          --

Common Shares
  To be issued for interest
  expense                           --           --           56,515      --             --          --

Paid-in capital related to
  warrents issued                   --           --          564,466      --             --          --
Other Comprehensive Income:
  Foreign currency adjustment       --           --          --           (4,998)        --        (4,998)

Comprehensive Income:
  Net Income                        --           --          --         (293,169)      (293,169)     --

Comprehensive Income
                                -------------------------------------------------------------------------
Balance - June 30, 2001          45,089,673    450,897    18,832,469    (298,167)   (15,477,541)  (11,214)
                                =========================================================================

Issuance of common stock
  for services                      360,008      3,600       300,058     --             --          --

Loan conversion                      43,011        430        21,075     --             --          --

Issuance of common stock
  for financing and interest
  expenses                          495,000      4,950       242,550

Issuance of common stock          8,060,497     80,605     7,751,995     --             --          --
  for cash net of financing
  expenses

Issuance of common stock
  for options & services             75,000        750        18,000     --             --          --

Common Shares
  To be issued for cash &
  options                             --        --         3,058,482     --             --          --

Paid-in capital related to
  service                             --        --            57,107     --             --          --

  Foreign currency adjustment         --        --             --         (6,574)       --         (6,574)

Comprehensive Income:
  Net income                          --        --             --      1,578,108      1,578,108     --

Comprehensive Income
                                -------------------------------------------------------------------------
Balance - June 30, 2002          54,123,189    541,232    30,281,736   1,571,534    (13,899,433)  (17,788)
                                =========================================================================

Issuance of common stock
  for services                      125,004      1,250        50,836     --             --          --

Issuance of common stock from
  exercise of warrants            3,178,679     31,787      (58,724)     --             --          --

Issuance of common stock
  for cash                        2,760,000     27,600     1,326,357     --             --          --

Foreign currency adjustment          --         --           --             (170)       --           (170)

Issuance of common stock
            for Special Warrants                --         2,707,468      --            --          --

Paid-in capital adjustment
  for deferred compensation                                  629,488

Comprehensive Income(Loss)                                            (1,862,412)    (1,862,412)

                                -------------------------------------------------------------------------
BALANCE - JUNE 30, 2003          60,186,872    601,869    34,937,161  (1,862,582)   (15,761,845)  (17,958)
                                =========================================================================





                                 Treasury   Unamortized
                                   Stock      Deferred       Stockholders'
                                  AT COST   COMPENSATION   EQUITY (DEFICIT)
                                -------------------------------------------

Balance - June 30, 1998                (784)  (476,563)      504,251

Issuance of common stock
  related to deferred
  compensation                            0          0        10,063

Amortization of deferred
  compensation related to
  stock options and common
  stock for services                      0    293,750       293,750


Other Comprehensive Income:
  Foreign currency adjustment             0          0         2,583

Comprehensive Income:
  Net loss                                0          0    (1,886,399)



Comprehensive Income

                                ------------------------------------
Balance - June 30, 1998                (784)  (476,563)      504,251

Issuance of common stock
  related to deferred
  compensation                         --         --          10,063

Amortization of deferred
  compensation related to
  stock options and common
  stock for services                   --      293,750       293,750
Other Comprehensive Income:
  Foreign currency adjustment          --        --            2,583

Comprehensive Income:
  Net loss                             --        --       (1,886,399)



Comprehensive Income

Balance - June 30, 1999                (784)  (182,813)   (1,075,752)


Issuance of common stock
  for cash                             --        --          175,725
Issuance of common stock
  for promissory notes                 --        --           71,940
Issuance of common stock
  for services                         --        --          765,000

Amortization of deferred
  compensation related to
  stock options and common
  stock for services                   --      182,813       182,813
Issuance of common stock
  options for services -
  at fair value                        --       --             --

Paid-in capital related to
  convertible debenture                --       --         1,153,846
Paid-in capital related to
  detachable warrant-
  debenture                            --       --           346,154
Other Comprehensive Income:
  Foreign currency adjustment          --       --               536

Comprehensive Income:
  Net loss                             --       --        (4,701,285)

Comprehensive Income

                                ------------------------------------
Balance - June 30, 2000                (784)    --        (3,081,021)
                                ====================================

Issuance of common stock              --       --            146,513

Loan conversion                       --       --          2,212,415

Issuance of common stock for cash     --       --          3,978,198

Paid-in capital related to
  granted options & services          --       --            214,908

Common Shares
  To be issued for interest expense   --       --             56,515

Paid-in capital related to
  warrents issued                     --       --            564,466
Other Comprehensive Income:
  Foreign currency adjustment         --       --             (4,998)

Comprehensive Income:
  Net Income                          --       --           (293,169)

Comprehensive Income
                                ------------------------------------
Balance - June 30, 2001                (784)   --          3,793,827
                                ====================================

Issuance of common stock
  for services                       --       --             303,658

Loan conversion                      --       --              21,505

Issuance of common stock
  for financing and interest
  expenses                                                   247,500

Issuance of common stock for cash    --       --           7,832,600
  net of financing expenses

Issuance of common stock
  for options & services             --       --              18,750

Common Shares
  To be issued for cash & options    --       --           3,058,482

Paid-in capital related to service                            57,107

  Foreign currency adjustment        --       --              (6,574)

Comprehensive Income:
  Net income                         --       --           1,578,108

Comprehensive Income
                                ------------------------------------
Balance - June 30, 2002                (784)  --          16,904,963
                                ====================================

Issuance of common stock
  for services                      --       --               52,086

Issuance of common stock from
  exercise of warrants                                       (26,937)

Issuance of common stock
  for cash                          --       --            1,353,957

Foreign currency adjustment         --       --                 (170)

Issuance of common stock
            for Special Warrants    --       --            2,707,468

Paid-in capital adjustment
  for deferred compensation                                  629,488

Comprehensive Income(Loss)                                (1,862,412)

                                ------------------------------------
BALANCE - JUNE 30, 2003                (784)         0    19,758,444
                                ====================================



The accompanying notes are an integral part of these consolidated financial statements


                          NOTES TO FINANCIAL STATEMENTS



1.       THE COMPANY

Tengtu International Corp. (the "Company") was incorporated in Delaware on May 6, 1988 as Galway Capital Corporation for the purpose of seeking potential ventures. On May 24, 1996 the Company changed its name to Tengtu International Corp. The Company's main activities, which are carried out through its subsidiaries, are the development and marketing of e-educational system software and sourcing and distribution of e-education course content in China.

2.       SIGNIFICANT ACCOUNTING POLICIES

a)       PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and subsidiaries over which it owns more than a 50% equity interest. Significant inter-company balances and transactions have been eliminated on consolidation.

Tengtu's business is focused on China through a joint venture entity, Tengtu United China ("TUC"), in which Tengtu has a 57% equity interest. According to the terms of the joint venture agreement, Tengtu is allocated 57% and Beijing Tengtu Culture and Education Electronics Co., Ltd. ("Tengtu China"), its joint venture partner, 43% of the profits of TUC. Tengtu, however, is entitled to 100% of any distributed profits of TUC until all of Tengtu's capital contributions are repaid. Thereafter, Tengtu would be entitled to 57% of the distributed profits and Tengtu China would be entitled to 43%. Tengtu is also responsible for 100% of the losses incurred by the joint venture entity. Tengtu China acts as agent for TUC through a series of agreements which sets out the nature of this agency relationship. Many of TUC's material contracts are in the name of Tengtu China, as are virtually all of the assets utilized to operate TUC. Although Tengtu and its joint venture entity do not directly own or operate any of the material assets, nor are they a party to many of the material contracts, TUC retains beneficial interest in and control over the material assets and material contracts by virtue of its agency relationship with Tengtu China. As a result of the control and its majority equity interest in the joint venture, Tengtu consolidates its financial statements with TUC.

The Company contributed capital of $20,430,000 to TUC. No portion of the $20,430,000 has been allocated to the minority as the joint venture agreement assigns all rights to that contribution to the Company. In accordance with Accounting Research Bulletin 51, the Company has charged to income the loss applicable to the minority interest that is in excess of the minority's interest in the equity capital of the joint venture, including any guarantees or commitments from the minority venturer for further capital contributions.

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

b)       USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at June 30, 2003 and 2002, and reported amounts of revenues and expenses during each of the three fiscal years ended June 30, 2003. Actual results could differ from those estimates.

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

d)       LONG-LIVED ASSETS

Long-lived assets are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement requires that long-lived assets to be disposed of other than by sale be considered held and used until they are disposed of. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amounts or fair value less cost to sell and to cease depreciation (amortization). SFAS No. 144 requires a probability-weighted cash flow estimation approach in situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range of possible future cash flow amounts are estimated. Additionally, goodwill will no longer be required to be allocated to long-lived assets to be tested for impairment.

Property and equipment are stated at cost. Depreciation is provided primarily by the straight-line method over the estimated useful lives of the assets.

e)       CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at June 30, 2003 and 2002.

f)       INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to determine deferred tax assets and liabilities. The deferred assets and liabilities are determined based upon the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are assumed to reverse.

The Company files a consolidated return with its subsidiaries that are eligible to be consolidated. Separate provisions for income tax are calculated for subsidiaries that are not eligible for consolidation into the U.S. federal income tax return.

g)       INCOME/LOSS PER SHARE

Income or loss per common and common equivalent share is computed based on the weighted average number of common shares outstanding. Due to the anti-dilutive effect of the assumed exercise of outstanding common stock equivalents at June 30, 2003 and 2001, loss per share does not give effect to the exercise of these common stock equivalents in that year, but they are dilutive for the year ended June 30, 2002.

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

k)       STOCK-BASED COMPENSATION

The Company applies the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" for stock options and similar equity instruments (collectively, "options") issued to employees; however, the Company continues to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issues to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

l)       SOFTWARE COSTS

Software development costs are capitalized if they are incurred after technological feasibility has been established. Purchased software is capitalized if it has an alternative future use. Research and development costs for new products or enhancement of existing software and purchased software that do not meet these requirements are expensed as incurred. Capitalized costs are amortized under the straight-line method over the lesser of five years or the useful life of the related product. During the year ended June 30, 2003, approximately $178,500 was capitalized and is being amortized over its estimated useful life of two years. Amortization for the year was approximately $66,460 and is included in the cost of sales. The remaining balance of approximately $112,100 is included in prepaid expenses. As of June 30,2003, $112,088 was capitalized for the costs related to Portal production and is being amortized over its estimated useful life of two years.

m)       LONG TERM INVESTMENT

Tengtu China has entered into a joint venture, the China Broadband Education Resource Center ("CBERC"), with a division of the Chinese Ministry of Education on behalf of TUC. CBERC is established for the transmission of various educational tools to individual schools for an annual fee.

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

The Company, through TUC, has advanced $4,469,600 for the formation of CBERC and the LBERCs. For CBERC and the Shanxii LBERC, Tengtu China is the majority owner and it is anticipated that it will be the majority owner of every LBERC to be formed. CBERC did not have material operations during the year ended June 30, 2003. Shanxii LBERC was established at the end of fiscal 2002 and incurred an equity loss of $76,807 for the year ended June 30, 2003 .

3.       PROPERTY AND EQUIPMENT

Property and equipment is comprised as follows:

                                                            JUNE 30,
                                                    2003                2002
                                                      $                 $
     Computer hardware                              63,203             59,778
     Computer software                                   0                  0
     Furniture and fixtures                          8,755              8,755
     Automobiles                                   206,553            206,553
     Office equipment                               67,198             67,198
     Idle equipment                                      -                  -
     Production equipment                        1,052,868          1,052,868
                                                ----------         ----------
     Total at Cost                               1,398,577          1,395,152
     Less: accumulated depreciation             (1,315,889)        (1,172,692)
                                                ----------         ----------
     Net Property and Equipment                     82,688            222,460
                                                ==========         ==========

Depreciation charged to operations for the years ended June 30, 2003, 2002 and 2001 was $122,413, $357,512, and $261,471, respectively, of which $58,377,
$248,072, and $192,342 was included in cost of sales for the years ended June 30, 2003, 2002 and 2001, respectively.

4.       LICENSE FEES

On June 21, 2000, the Company entered into a license agreement with Netopia, Inc. The agreement grants the Company a fee-bearing, nonexclusive license right to promote and otherwise market Netopia's website product and service to the Company's customers. The cost of the agreement of $125,000 was to be amortized on a straight-line basis over five years. During the year ended June 30, 2002, this license was determined to have no remaining value, and the balance of the asset was amortized immediately. Amortization for the years ended June 30, 2002 and 2001 was $100,000 and $25,000, respectively. No license fee was recorded for the year ended June 30, 2003.


5.       SHORT-TERM DEBT

At June 30, 2003, short-term debt consists of the current portion of the long-term debt described in Note 6. At June 30, 2002, short-term debt consisted of $1,749,200, which represented the balance of a bridge loan of $4,000,000 from Quest, and an advance of $134,228 from Orion Capital Incorporated ("Orion"), the Company's largest shareholder. The Quest loan, which was paid on its due date of November 30, 2002, earned interest at 12% annually, compounded monthly. The loan was collateralized by a security interest in all of the Company's property and a pledge of 10,015,812 of the Company's common stock owned by Orion. Orion also guaranteed the loan. The advance from Orion was made to the Company for working capital purposes. The advance, which was due on demand and was interest free, was paid back during the current year.

6.       LONG-TERM DEBT

Pursuant to a $1,500,000 convertible debenture issued to Top Eagle Holdings, Ltd. ("Top Eagle") in December 1999 and due December 2003, the Company makes quarterly interest payments at a rate equal to the best lending rate of The Hong Kong and Shanghai Banking Corporation plus two percent (approximately 7% at
June 30, 2003 and June 30, 2002, respectively).

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


         On June 26, 2002, the Company borrowed approximately $3,745,000 in Chinese renminbi from Min Sheng Bank (of China). This line of credit bore interest at 5.58%, was payable in full on June 26, 2007 and was fully secured by $4,000,000 in restricted US dollar denominated deposit ("the deposit") at the Min Sheng Bank. In June 2003, Min Sheng Bank of China terminated the loan agreement resulting in the return of the deposit which was used to repay the RMB31 million (U.S.$3,744,800) long-term loan from Min Sheng Bank.


7.       INCOME TAXES


For the current year, none of the Company's operating subsidiaries will be included in its federal income tax return as these are all foreign entities and are therefore ineligible for consolidation.

The Company has accumulated approximately $17,780,000 of net operating losses that may be used to offset future federal taxable income. The utilization of the losses expires in years from 2006 to 2022.

Due to an ownership change in the year ended June 30, 1996, annual utilization of approximately $265,000 of the net operating losses is expected to be limited to an estimated $60,000 by current provisions of Section 382 of the Internal Revenue Code, as amended. As the Company is not liable for either current or deferred income taxes for the years ended June 30, 2003, 2002 and 2001, respectively, no provision is shown on the statement of operations. For U.S. tax purposes, the Company has recorded a deferred tax asset of approximately $5,885,000 at June 30, 2003 and $5,274,000 at June 30, 2002 due principally to net operating losses. A valuation allowance of an identical amount has been recorded, as the Company believes that it is more likely than not that the losses will not be utilized. The allowance has the effect of reducing the carrying value of the deferred tax asset to $0. The valuation allowance increased approximately $1,576,000 and $619,500 during the years ended June 30, 2003 and 2002, respectively. The Company's Hong Kong subsidiary had recorded a deferred tax asset of approximately $73,500 at June 30, 2001 that was totally offset by a valuation allowance due to the uncertainty of realization. The tax asset and related valuation allowance of the Company's Hong Kong subsidiary were written off during the year ended June 30, 2002 when all operations ceased and the subsidiary was dissolved.

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

8.       CONCENTRATION OF CREDIT RISK

The Company operates through subsidiaries located principally in Beijing, China and an administrative office in Toronto, Canada. The Company grants credit to its customers in these geographic regions.

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

At June 30, 2003 and 2002, there are no non-related party accounts receivable. For related party accounts receivable, an allowance of $727,052 and $607,715 at June 30, 2003 and 2002, respectively, has been established (see Notes 11 and
17). The Company believes any credit risk beyond this amount would be negligible.

At June 30, 2003 and 2002, the Company had approximately $221,000 and $4,923,800 of cash in banks over insurance limits, respectively. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk. For the fiscal year ended June 30, 2003 and 2002, approximately 98% and 99% of sales were generated through the contract (and successors to the contract) contributed to TUC (see Note 2a), respectively. The customers for all sales created by the contributed contract and its successors are the schools governed by the Chinese Ministry of Education. Receivables related to these sales transactions are grouped together with due from related party. For the fiscal year ended June 30, 2003, no customer accounted for more than 10% of total sales.

9.       COMMITMENTS AND CONTINGENCIES

a) The Company has entered into operating leases for office space, on a month-to-month basis. There are no minimum rental payments on these leases.

         Rent expense for the years ended June 30, 2003, 2002 and 2001 has been charged as follows:

                                               YEAR ENDED JUNE 30,
                                           2003           2002         2001
                                            $              $             $
General and administrative expense        71,096         66,409       94,207
Selling expense                          103,244        142,860       69,747
Cost of sales                                  0         94,858       35,433
                                         -------        -------      -------
Total rent expense                       174,340        304,127      199,387
                                         =======        =======      =======

b) The Company is committed to begin making deferred compensation payments to its related party consultants upon the completion of its next major financing transaction. However, the timing of the payment of the deferred compensation and additional contributions is discretionary and not defined in any agreement. The Company's Board of Directors has not defined a "major financing transaction," and such definition will be wholly within its discretion. During the year ended June 30, 2003, two of these consultants, who are also officers and directors of the Company, agreed to waive approximately $629,500 of the compensation due to them. The Company has reduced the liability and increased paid-in capital for this amount.

c) The Company is party to litigation in the normal course of business, including a suit bought by a Company that provided consulting services to the Company from March 1997 to June 2001. The Company was owned by a former Director and President of the Company. The suit alleges breach of contract and damages totaling approximately $9,000,000. The suit is in the preliminary stage and the Company intends to contest this action vigorously. In the opinion of management and its counsel, the monetary effect of any potential negative outcome cannot be estimated at this time.

d) The Company intends, but is not under any contractual obligation, to fund CBERC and the three LBERCs being formed as follows: 1) CBERC - RMB 30 million (approximately $3,624,000) within twelve months after the establishment of CBERC and RMB 20 million (approximately $2,416,000) within eighteen months after the establishment of CBERC; 2) LBERCs - RMB 20 million (approximately $2,416,000) was due on December 31, 2001 and RMB 40 million (approximately $4,832,000) with no definitive due date. The total commitment is RMB 110 million (approximately $13,288,000). During the year ended June 30, 2003, the Company did not provide any of this funding to the CBERC or LBERCs. The Company is negotiating with the Chinese Provinces to determine if the funding will still be required.

e) The Company has contracted with China Agriculture Bank ("CAB") to have CAB provide financing to eligible customers of the Company. CAB will provide up to 80% of the contracted selling price of the Company to the customer. The Company provides a guaranty to the bank for any financing provided. As of June 30, 2003, CAB has not extended any financing to the Company's customers.


10.        FOREIGN OPERATIONS

The Company operates principally in China and Canada. Following is a summary of information by area for the years ended June 30, 2003 and 2002.

                 NET SALES TO UNAFFILIATED CUSTOMERS:     2003           2002
                                                         ($000)         ($000)
                            China                         5,344         14,255
                            Canada                            0              0
                                                         ------         ------
                                                          5,344         14,255
                                                         ======         ======
                 Income (loss) from operations:
                            China                          (149)         3,842
                            Canada                            0              0

                 Other income                               250          2,046
                 General corporate expenses               (1963)        (4,310)
                                                         ------         ------
                 Net income (loss) as reported           (1,862)         1,578
                 in the accompanying statements          ======         ======

                 Identifiable assets:
                            China                        23,372         26,495

                 General corporate assets                   266          1,239
                                                         ------         ------
                 Total assets as reported                23,638         27,734
                 in the accompanying balance sheet       ======         ======

           There were no inter-area sales in 2003 and 2002. Identifiable assets are those that are identifiable with operations in each geographical area. General corporate assets consist primarily of cash, cash equivalents, fixed assets, and prepayments. Sales are attributed to areas based on location of customers.


11.      RELATED PARTY TRANSACTIONS

As explained in Note 2a, the operations of the joint venture during the years ended June 30, 2003, 2002 and 2001 were carried out by its agent and joint venture partner, Tengtu China. At June 30, 2003 and 2002, TUC has a balance due from Tengtu China of approximately $18,001,600 and $12,288,300, respectively. The receivables represent funds collected or to be collected from customers of TUC by Tengtu China in its capacity as agent operating the business of TUC. As explained in Note 8, the principal customer is the Chinese Ministry of Education. These amounts are net of an allowance for doubtful accounts of $727,052 and $607,715 at June 30, 2003 and 2002, respectively (see Notes 8 and
17). The minority interest allocated to Tengtu China of $89,218 and $2,424,092 for the years ended June 30, 2003 and 2002, respectively, also offsets this receivable.

During fiscal 2003, 2002, and 2001, respectively, the Company incurred consulting and related expenses of approximately $488,877, $857,000, and $800,000 from officers and directors of the Company or its subsidiaries or companies controlled by these officers and directors. $438,042, $356,192 and $375,504 were paid for the years ended June 30, 2003, 2002 and 2001, respectively.

Of the total expenses incurred, approximately $50,800 in 2003,$250,000 in 2002, and $84,700 in 2001 represent the value of common shares issued for services to officers, shareholders or companies controlled by shareholders.

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

On August 28, 2001, the Company notified Swartz that the agreements and warrants issued to Swartz are void and unenforceable. On September 12, 2001, the Company was served a complaint filed by Swartz in state court in Fulton County, Georgia. In October 2001, the Company made a motion to dismiss the suit. On September 30, 2002, the Company's motion to dismiss Swartz's complaint was denied. THIS ACTION WAS SETTLED ON JUNE 10, 2003. THE COMPANY WILL PAY SWARTZ $400,000 IN MONTHLY $40,000 INSTALLMENTS, BEGINNING JULY 1, 2003. ON THAT DATE, SWARTZ RECEIVED 500,000 SHARES OF THE COMPANY'S COMMON STOCK IN A CASHLESS EXERCISE OF ITS WARRANT AND THE INVESTMENT AGREEMENT WITH SWARTZ WAS TERMINATED. AS SECURITY AGAINST PAYMENT OF THE $400,000 CASH PORTION OF THE SETTLEMENT, THE COMPANY HAS ESCROWED 1,770,000 OF ITS COMMON SHARES. THE TOTAL CHARGED TO OPERATIONS FOR 2003 IS APPROXIMATELY $679,300.

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

The following table summarizes information concerning currently outstanding and exercisable stock options and warrants

                                                                       WEIGHTED AVERAGE
            CONTRACTUAL LIFE     OUTSTANDING AT      EXERCISE PRICE    CONTRACTUAL LIFE
                 (YEAR)          JUNE 30, 2003       AT JUNE 30, 2003        (YEAR)
Options            10              1,760,000              0.218              6.64
Options             5                 75,000              0.25               0.14
Options             5                165,542              0.285              0.31
Options             5                216,817              0.67               0.41
Options            10                114,196              0.191              0.43
Warrants            5                 50,000              0.75               0.09
Warrants            5                 50,000               1.5               0.09
Warrants            5                 50,000                3                0.09
Options             5                120,000              1.35               0.23
Options             5                 49,027              0.76               0.09
Total                              2,650,582                                 8.54

On September 15 and December 21, 2000, the Company granted non-transferable options to its legal counsel to purchase 150,000 and 100,000 shares, respectively, of common stock at the market price of the stock at the dates of the grant. The options were valued using the Black-Scholes option pricing model and resulted in a charge to operations of approximately $152,500 for the year ended June 30, 2001.The agreements covering these options contain anti-dilution provisions to adjust the number of options and the exercise prices for various changes, as defined in the agreements, of the common shares of the Company.


The Company uses the Black-Scholes valuation model to calculate compensation expense for all options granted to employees in order to comply with the pro-forma disclosure requirements of SFAS No. 123. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. No employee stock options were granted during the years ended June 30, 2003, 2002 and 2001, therefore, no pro-forma disclosure is presented in these notes to the financial statements.

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

14.      STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES


For the years ended June 30, 2003, 2002 and 2001, the Company issued shares of common stock or common stock equivalents in lieu of cash payments for services rendered. The value of such services was $50,835, $331,115, and $925,887, respectively.

For the year ended June 30, 2001, the Company issued 285,714 shares of common stock through the conversion of a $100,000 loan from a Director. During that same year, the Company received $3,107,000 in loan proceeds. The loans with accrued interest, totaling $3,168,259, were converted to 10,537,529 shares of common stock during the year.

During the year ended June 30, 2003, two officers and directors waived their rights to $429,488 of consulting fees owed to them for prior years. The Company credited this amount to paid-in capital.
                                                JUNE 30,
                                 2003             2002               2001
                                   $               $                  $
Interest Paid                  $382,631         150,654            158,824
Income Tax Paid                    -               -                  -

15.      AUTHORITATIVE PRONOUNCEMENTS

         o ON APRIL 30, 2002, THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") ISSUED STATEMENT NO. 145, "RESCISSION OF FASB STATEMENT NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS". STATEMENT 145 RESCINDS STATEMENT 4, WHICH REQUIRED ALL GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT TO BE AGGREGATED AND, IF MATERIAL, CLASSIFIED AS AN EXTRAORDINARY ITEM, NET OF RELATED INCOME TAX EFFECT. AS A RESULT, THE CRITERIA IN ACCOUNTING PRINCIPLES BOARD OPINION NO. 30 WILL NOW BE USED TO CLASSIFY THOSE GAINS AND LOSSES. STATEMENT 64 AMENDED STATEMENT 4, AND IS NO LONGER NECESSARY BECAUSE STATEMENT 4 HAS BEEN RESCINDED. STATEMENT 145 AMENDS STATEMENT 13 TO REQUIRE THAT CERTAIN LEASE MODIFICATIONS THAT HAVE ECONOMIC EFFECTS SIMILAR TO SALE-LEASEBACK TRANSACTIONS BE ACCOUNTED FOR IN THE SAME MANNER AS SALE-LEASEBACK TRANSACTIONS. THIS AMENDMENT IS CONSISTENT WITH THE FASB'S GOAL OF REQUIRING SIMILAR ACCOUNTING TREATMENT FOR TRANSACTIONS THAT HAVE SIMILAR ECONOMIC EFFECTS. THIS STATEMENT ALSO MAKES TECHNICAL CORRECTIONS TO EXISTING PRONOUNCEMENTS. WHILE THOSE CORRECTIONS ARE NOT SUBSTANTIVE IN NATURE, IN SOME INSTANCES THEY MAY CHANGE ACCOUNTING PRACTICE.

         o IN JULY 2002, THE FASB ISSUED SFAS NO. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES", WHICH ADDRESSES THE RECOGNITION, MEASUREMENT, AND REPORTING OF COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, AND SUPERCEDES EMERGING ISSUES TASK FORCE ISSUE NO. 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)" ("EITF 94-3"). THE PROVISIONS OF SFAS NO. 146 ARE EFFECTIVE FOR EXIT OR DISPOSAL ACTIVITIES THAT ARE INITIATED AFTER DECEMBER 31, 2002, WITH EARLY APPLICATION ENCOURAGED. THE COMPANY EXPECTS TO ADOPT SFAS NO. 146, EFFECTIVE JANUARY 1, 2003.

         o In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions". SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution. SFAS No. 147 applies to all financial institution acquisitions except those between two or more mutual enterprises.

         o In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal periods beginning after December 15, 2002.

         o In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

               The Company expects that the adoption of the new Statements will not have a significant impact on its financial statements.

16.      ALLOWANCE FOR BAD DEBTS

                                         CHARGED TO OTHER
FOR THE YEAR       BALANCE -    CHARGED      ACCOUNTS   DEDUCTIONS    BALANCE -
ENDED JUNE 30,     BEGINNING    TO EXPENSE                             ENDING
2003                $ -            $ -         $ -         $ -          $ -
2002                $200,097       $ -         $ -       $200,097       $ -
2001                $200,097       $ -         $ -         $ -


ALSO SEE NOTES 8 AND 11


17.      SUBSEQUENT EVENTS

         On September 25, 2003, the Company signed an agreement with the beneficial owner of Tengtu China that allows the Company to purchase the 43% interest of Tengtu China in TUC for 30 million common shares of the Company. The agreement would also give proxy control to the Company of a number of other entities in China owned by Tengtu China's beneficial owner. The agreement is subject to approval by the Company's shareholders and other requirements.



18.      EQUITY INVESTMENT

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

           The Company, through Tengtu United, has advanced $4,469,000 for the formation of CBERC and the LBERCs. CBERC was officially established in January 2003, but there were no operations for the year ended June 30, 2003, and therefore, no equity earnings or losses were recorded. For the year ended June 30, 2003, Shaanxi LBERC had limited operations which resulted in an equity loss of $(76,807) for the year ended June 30, 2003. This loss reduces the investment to $4,392,793 as at June 30, 2003.

19.        QUARTERLY FINANCIAL DATA (UNAUDITED)

20.        OTHER INCOME

         Other income in fiscal 2003 includes a credit of $290,274 for value added tax (VAT) paid in China for Tengtu United's sales and a reversal of a prior year accrual of $210,000 deemed to no longer be an obligation of the Company. In addition, other income includes a $720,208 reversal of legal and accounting fees totaling $120,200 which were included in accounts payable in years prior to June 30, 2003 and for which the statute of limitations has expired for the entities that rendered these services to claim payment for them and $36,310 in cash recovered from the sale of the assets of Iconix, our former investee.

Other income also included VAT tax credits of $1,752,309 and $314,718 for the years ended June 30, 2002 and 2001, respectively. For the year ended June 30, 2001, the Company settled a lawsuit with a landlord, resulting in a reduction of liability of $527,603.



21.        JUNE 30, 2001 RESTATEMENT

         The Company determined that VAT tax payable had erroneously been posted to sales, and that a VAT tax surcharge and VAT tax recoverable had not been recorded. The Company has also reclassified a receivable for a VAT tax refund from Other Receivable to Due from Related Party. The impact of the restatement is summarized below. In addition, the June 30, 2001 quarter in Note 20 was revised to reflect the restated items.

                                   As Filed      Restatement Items     Restated
                                   --------      -----------------     --------

Sales                             $  6,213,450    $   (647,411)    $  5,566,039
Cost of Sales                        3,091,102          64,741        3,155,843
Gross Profit                         3,122,348        (712,152)       2,410,196
Other Income                           632,974         317,718          947,692
Net Income/(Loss)                      104,266        (397,435)        (293,169)
Due from Related Party               6,462,887        (132,426)       6,330,461
Other Receivable                       339,044        (265,007)          74,037
Accumulated Deficit                 15,080,108         397,433       15,477,541
Earnings/Loss Per Share:
Basic                             $      0.004    $     (0.016)    $     (0.012)
Diluted                           $      0.004    $     (0.016)    $     (0.012)