Form 10-K/A
period 2003-06-30
TENGTU INTERNATIONAL CORP
filed 2003-10-24
CIK 847597

FORM 10-K/A
                                AMENDMENT NO. 1
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                   (Mark One)

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

                      EQUITY COMPENSATION PLAN INFORMATION

Plan category                  Number of securities to be issued     Weighted average exercise     Number of securities
                                 upon exercise of outstanding          price of outstanding        remaining available
                                 options, warrants, and rights     options, warrants, and rights   for future issuance
Equity compensation plans                1,760,000                         $ .218                           0
approved by security
holders (1)
Equity compensation plans                  890,582                         $1.695                           0
not approved by security
holders (2)
Total                                    2,650,582                         $1.659                           0


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

                                                                FOR THE FISCAL YEAR ENDED JUNE 30,
                                               2003          2002         2001        2000        1999        1998
Total Sales                             5,343,783     14,255,417     5,566,039        358,026        624,121      3,223,170
Income (loss) from Continuing          (1,862,412)     1,578,108      (293,169)    (4,701,285)    (1,866,399)    (4,402,014)
Operations
Income (loss) from Continuing              (0.033)         0.032        (0.012)        (0.225)        (0.100)        (0.234)
Operations per Common Share
Total Assets                           23,827,260     27,734,300     8,833,335      2,407,842      1,911,912      2,871,926
Total Liabilities                       4,066,520     10,829,337     5,039,508      5,488,865      3,776,010      2,662,230
Dividends Declared per Common Share             0              0             0              0              0              0

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

LIQUIDITY AND CAPITAL RESOURCES FOR THE FISCAL YEAR ENDED JUNE 30, 2003, 2002, AND 2001

FISCAL YEAR ENDED JUNE 30, 2003

CHANGES IN CASH FLOW

     For the fiscal year ended June 30, 2003, net cash used by operating activities totaled $3,038,009. The net loss for the year, $(1,862,412), includes non-cash charges for depreciation and amortization of $139,772, equity loss on investment of $76,807, non-cash compensation expenses associated with the issuance of common shares for services of $50,835, and non-cash interest expense of $93,820 related to a convertible debenture held by Top Eagle Holdings, Ltd.

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

     In June 2003, Min Sheng Bank of China terminated a loan agreement that included to a $4 million restricted U.S. dollar denominated deposit used to secure the RMB31 million (U.S.$3,744,800) long-term loan. The loan was repaid with the $4 million.

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

         Payment processes slower than those experienced in North America are not unusual in China, especially when dealing with different levels of government. In recognizing the environment in which it is operating in China, we have classified $9,906,907 of due from Tengtu China to long-term assets as of June 30, 2003. The total amount due from Tengtu China which is classified as a long-term asset is $14,497,209. This balance includes advances of $4,590,302 to Tengtu China to fund the operations of Tengtu United.


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

         We established an allowance for doubtful accounts of $727,052 at June 30, 2003, which are reserves against related party receivables. We believe any credit risk beyond this amount would be negligible. At June 30, 2003, we had approximately $210,000 of cash in banks uninsured.

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

MARKET RISK SENSITIVE INSTRUMENTS


FINANCIAL INSTRUMENT                                CARRYING VALUE           FAIR VALUE
--------------------                                --------------           ----------
Instruments entered into for trading purposes
NONE
Instruments entered into for other than trading purposes
Cash and Cash equivalents
         United States                                   $ --                   $ --
         Foreign                                         283,802                283,802
         Total                                         $ 283,802              $ 283,802
Accounts and Other Receivables, Net
         United States                                   $ --                   $ --
         Foreign                                       3,747,618              3,747,618
         Total                                         3,747,618              3,747,618
Accounts payable
         United States                                 $ 591,987              $ 591,987
         Foreign                                      $3,474,533             $3,474,533
         Total                                        $4,066,520             $4,066,520

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

Consolidated balance sheets at June 30, 2003 and 2002              F-2

Consolidated statements of operations and comprehensive
income (loss) for each of the three years in the
period ended June 30, 2003                                         F-3

Consolidated statements of shareholders' equity for each of
the three years in the period ended June 30, 2003                  F-4

Consolidated statements of cash flows for each of the three
years in the period ended June 30, 2003                            F-5

Notes to consolidated financial statements                         F-6 - F-21

SELECTED QUARTERLY FINANCIAL DATA

         The following supplementary financial information is provided for the periods since we have been required to report on Form 10-Q.



SUPPLEMENTARY FINANCIAL INFORMATION

                              30-Jun-03   31-Mar-03    31-Dec-02     30-Sep-02    30-Jun-02   31-Mar-02
                              ---------   ---------    ---------     ---------    ---------   ---------

Revenues                     $1,945,640  $1,913,585     $845,912      $638,646   $3,959,491  $2,993,603
Gross Profit                   $792,146    $797,190     $212,867      $175,744   $2,605,005  $2,169,126
   Gross Profit Margin              41%         42%          25%           28%          66%         72%
 Operating Income (Loss)        $57,822  ($210,280)   ($766,476)  ($1,104,090)   $1,365,729    $379,632
    Net Income (Loss)          ($58,793)   $62,223   ($740,194)  ($1,125,648)     $670,679     $50,554
    Earnings Per Share
     Basic                        $0.00       $0.00      ($0.01)       ($0.02)        $0.01       $0.00
     Diluted                      $0.00       $0.00      ($0.01)       ($0.02)        $0.01       $0.00

                              31-Dec-01   30-Sep-01    30-Jun-01     31-Mar-01    31-Dec-00   30-Sep-00
Revenues                     $4,061,008  $3,241,315   $2,612,335    $1,450,879     $359,379  $1,143,446
Gross Profit                 $2,379,319  $2,059,682   $1,437,678      $818,748      $46,291    $107,479
   Gross Profit Margin              59%         64%          55%           56%          13%          9%
 Operating Income (Loss)       $147,465    $576,982     $887,078    ($143,496)  ($1,496,927) ($542,262)
    Net Income (Loss)          ($7,237)    $864,112   $2,110,188    ($238,776)  ($1,566,746) ($597,835)
    Earnings Per Share
     Basic                        $0.00       $0.02       $0.08*       ($0.01)      ($0.07)     ($0.03)
     Diluted                      $0.00       $0.02       $0.08*       ($0.01)      ($0.07)     ($0.03)



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



                                                          AMOUNT AND NATURE
                                                            OF BENEFICIAL
TITLE OF CLASS             NAME OF BENEFICIAL OWNER          OWNERSHIP        % OF CLASS
--------------             ------------------------          ---------        ----------
$.01 par common          Orion Capital Incorporated(1)       17,285,238           23.5%

$.01 par common          Pak Kwan Cheung(2)                   4,170,750           6.5%

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

Dated:   October 15, 2003

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ JUDY YE
-------------------------------     October 15, 2003
Judy Ye
Chief Financial Officer


/S/ FAN QI ZHANG
-------------------------------     October 15, 2003
Fan Qi Zhang
Director


/S/ WILLIAM O.S. BALLARD
-------------------------------     October 15, 2003
William O.S. Ballard
Director


/S/ JOHN McBRIDE
-------------------------------     October 15, 2003
John McBride
Director


/S/ BIN HUANG
-------------------------------     October 15, 2003
Bin Huang
Director


/S/ SHENXING YAO                    October 15, 2003
-------------------
Shenxing Yao
Director

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




Notes to consolidated financial statements                            F-6 - F-21

                          INDEPENDENT AUDITOR'S REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
TENGTU INTERNATIONAL CORP.


We have audited the accompanying consolidated balance sheets of Tengtu International Corp. and its subsidiaries as of June 30, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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


                                                  Moore Stephens, P.C.
                                                  Certified Public Accountants
                                                  New York, New York
                                                  September 1, 2003, except
                                                  for Note 18, as to which
                                                  the date is September 15, 2003



                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                             JUNE 30,
                                     ASSETS
CURRENT ASSETS                                          2003          2002
                                                       -----          ----
    Cash and cash equivalents                      $    283,802    $    914,838
    Due from related party                            3,593,607       2,579,157
    Prepaid expenses                                    811,269       1,016,958
    Other receivables                                   154,011          22,197
                                                   ------------    ------------
  Total Current Assets                                4,842,689       4,533,150
                                                   ------------    ------------
PROPERTY AND EQUIPMENT, net                              82,688         222,460
                                                   ------------    ------------

OTHER ASSETS
  Due from Related Party                             14,497,209      14,497,209
    Notes receivable                                     11,881          11,881
    Long-term Investment                              4,392,793       4,469,600
    Restricted Cash                                        --         4,000,000
                                                   ------------    ------------
                                                     18,901,883      22,978,690
                                                   ------------    ------------
TOTAL ASSETS                                       $ 23,827,260    $ 27,734,300
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                $    752,647    $  1,092,231
   Accrued expenses                                       1,446         301,127
   Due to related party consultants                   1,207,714       2,012,522
   Short-term loan                                    1,454,404       1,883,428
   Other liabilities                                    650,310         434,644
                                                   ------------    ------------
      Total Current Liabilities                       4,066,520       5,723,952
                                                   ------------    ------------

OTHER LIABILITIES
   Long-term debt                                          --         3,744,800
   Convertible debentures, net of discount                 --         1,360,585
                                                   ------------    ------------
                                                           --         5,105,385
                                                   ------------    ------------

COMMITMENTS [Note 9]

STOCKHOLDERS' EQUITY
 Preferred stock, par value $.01 per share;
   authorized 10,000,000 shares;
   issued -0- shares                                       --              --
 Common stock par value $.01 per share;
   authorized 100,000,000 shares; issued
   66,736,223 shares (2002-54,201,609);
   outstanding 66,657,803 shares
    (2002-54,123,189)                                   666,578         541,232
 Additional paid in capital                          34,872,453      30,281,737
 Accumulated deficit                                (15,761,845)    (13,899,433)
 Accumulated other comprehensive income (loss):
  Cumulative translation adjustment                     (15,662)        (17,788)
                                                   ------------    ------------
                                                     19,761,524      16,905,748
Less: Treasury stock, at cost,
   78,420 common shares                                    (784)           (784)
                                                   ------------    ------------
  Total Stockholders' Equity                         19,760,740      16,904,963
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 23,827,260    $ 27,734,300
                                                   ============    ============



The accompanying notes are an integral part of these consolidated financial statements



                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEAR ENDED JUNE 30,


                                             2003           2002           2001
                                             -----          -----          ----
                                                                         RESTATED

SALES                                       5,343,783     14,255,417      5,566,039
COST OF SALES                               3,365,836      5,042,285      3,155,843
                                           ----------------------------------------
                                            1,977,947      9,213,132      2,410,196
                                           ----------------------------------------

OPERATING EXPENSES
   Research and development                      --          971,111           --
   General and administrative               1,924,695      2,511,430      2,014,899
   Related party consultants                  488,877        865,202        829,772
   Collection Provision                       119,337        444,031        163,684
   Advertising                                 16,891         31,885         39,406
   Selling                                  1,387,135      1,837,924        602,132
   Depreciation                                64,036         81,741         55,910
                                           ----------------------------------------
                                            4,000,971      6,743,324      3,705,803
                                           ----------------------------------------

   Operating Income                        (2,023,024)     2,469,808     (1,295,607)

OTHER INCOME (EXPENSE)
   Equity earnings (loss) in investee         (76,807)          --          219,488
   Interest income                            250,615          3,871         13,100
   Interest expense                          (477,054)      (254,029)      (176,111)
   Other income                             1,257,877      2,045,902        947,692
   Other expense                             (704,801)      (263,352)        (1,731)
                                           ----------------------------------------
                                              249,830      1,532,392      1,002,438
                                           ----------------------------------------
Income (Loss) before minority interests    (1,773,194)     4,002,201       (293,169)


INCOME TAX                                                      --             --

INCOME (LOSS) BEFORE MINORITY INTERESTS                    4,002,201       (293,169)

Minority interest in subsidiarys'-
  Income (Loss)                                89,218      2,424,092           --
                                           ----------------------------------------
Net Income (Loss)                          (1,862,412)     1,578,108       (293,169)
                                           ========================================



WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                      56,924,776     49,880,494     24,977,353
Common stock equivalents                         --        3,171,912          --
                                           ----------------------------------------
Diluted                                    56,924,776     53,052,406     24,977,353
                                           ========================================

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                           (0.03)          0.03          (0.01)
Diluted                                         (0.03)          0.03          (0.01)

The accompanying notes are an integral part of these consolidated financial statements





                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
          FOR THE YEARS ENDED JUNE 30, 2003,2002, 2001(RESTATED) , 2000

                                                                                               ACCUMULATED
                                                                                                  OTHER
                                      COMMON STOCK        ADDITIONAL   COMPRE-       ACCUMU-    COMPREHEN-
                                      ------------          PAID-IN    HENSIVE        LATED    SIVE INCOME
                                   SHARES       AMOUNT      CAPITAL   INCOME (LOSS)   DEFICIT     (LOSS)
                                 ----------------------------------------------------------------------------
Balance - June 30, 2000          23,890,607    238,907    11,871,444  (4,700,749)   (15,184,372)   (6,216)

Issuance of common stock            636,871      6,369       140,144      --             --          --

Loan conversion                   7,301,526     73,015     2,139,400      --             --          --

Issuance of common stock
   for cash                      13,260,669    132,606     3,845,592      --             --          --

Paid-in capital related to
  granted options & services        --           --          214,908      --             --          --

Common Shares
  To be issued for interest
  expense                           --           --           56,515      --             --          --

Paid-in capital related to
  warrents issued                   --           --          564,466      --             --          --
Other Comprehensive Income:
  Foreign currency adjustment       --           --          --           (4,998)        --        (4,998)

Comprehensive Income:
  Net Income                        --           --          --         (293,169)      (293,169)     --
                                                                        --------
Comprehensive Income                                                    (298,167)
                                ----------------------------------------========-------------------------
Balance - June 30, 2001          45,089,673    450,897    18,832,469                (15,477,541)  (11,214)
                                =========================================================================

Issuance of common stock
  for services                      360,008      3,600       300,058     --             --          --

Loan conversion                      43,011        430        21,075     --             --          --

Issuance of common stock
  for financing and interest
  expenses                          495,000      4,950       242,550

Issuance of common stock          8,060,497     80,605     7,751,995     --             --          --
  for cash net of financing
  expenses

Issuance of common stock
  for options & services             75,000        750        18,000     --             --          --

Common Shares
  To be issued for cash &
  options                             --        --         3,058,482     --             --          --

Paid-in capital related to
  service                             --        --            57,107     --             --          --

  Foreign currency adjustment         --        --             --         (6,574)       --         (6,574)

Comprehensive Income:
  Net income                          --        --             --      1,578,108      1,578,108     --
                                                                       ---------
Comprehensive Income                                                   1,571,534
                                ---------------------------------------=========-------------------------
Balance - June 30, 2002          54,123,189    541,232    30,281,736                (13,899,433)  (17,788)
                                =========================================================================

Issuance of common stock
  for services                      125,004      1,250        50,836     --             --          --

Issuance of common stock from
  exercise of warrants            9,649,610     96,496     (123,432)     --             --          --

Issuance of common stock
  for cash                        2,760,000     27,600     1,326,357     --             --          --

Foreign currency adjustment          --         --           --            2,126       --           2,126

Issuance of cash warrants                       --         2,707,468      --            --          --

Paid-in capital adjustment
  for deferred compensation                                  629,488

Comprehensive Income:
  Net loss                                                            (1,862,412)    (1,862,412)
                                                                      ----------
Comprehensive Income                                                  (1,860,286)
                                --------------------------------------==========-------------------------
Balance - June 30, 2003          66,657,803    666,578    34,872,453                (15,761,845)  (15,662)
                                =========================================================================





                                 Treasury   Unamortized
                                   Stock      Deferred       Stockholders'
                                  AT COST   COMPENSATION   EQUITY (DEFICIT)
                                -------------------------------------------

Balance - June 30, 2000                (784)    --        (3,081,021)

Issuance of common stock              --       --            146,513

Loan conversion                       --       --          2,212,415

Issuance of common stock for cash     --       --          3,978,198

Paid-in capital related to
  granted options & services          --       --            214,908

Common Shares
  To be issued for interest expense   --       --             56,515

Paid-in capital related to
  warrents issued                     --       --            564,466
Other Comprehensive Income:
  Foreign currency adjustment         --       --             (4,998)

Comprehensive Income:
  Net Income                          --       --           (293,169)

Comprehensive Income
                                ------------------------------------
Balance - June 30, 2001                (784)   --          3,793,827
                                ====================================

Issuance of common stock
  for services                       --       --             303,658

Loan conversion                      --       --              21,505

Issuance of common stock
  for financing and interest
  expenses                                                   247,500

Issuance of common stock for cash    --       --           7,832,600
  net of financing expenses

Issuance of common stock
  for options & services             --       --              18,750

Common Shares
  To be issued for cash & options    --       --           3,058,482

Paid-in capital related to service                            57,107

  Foreign currency adjustment        --       --              (6,574)

Comprehensive Income:
  Net income                         --       --           1,578,108

Comprehensive Income
                                ------------------------------------
Balance - June 30, 2002                (784)  --          16,904,963
                                ====================================

Issuance of common stock
  for services                      --       --               52,086

Issuance of common stock from
  exercise of warrants                                       (26,936)

Issuance of common stock
  for cash                          --       --            1,353,957

Foreign currency adjustment         --       --                2,126

Issuance of common stock
            for Special Warrants    --       --            2,707,468

Paid-in capital adjustment
  for deferred compensation                                  629,488

Comprehensive Income:
  Net loss                                                (1,862,412)

                                ------------------------------------
Balance - June 30, 2003                (784)         0    19,760,740
                                ====================================



The accompanying notes are an integral part of these consolidated financial statements





                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEAR ENDED JUNE 30,

                                                          2003           2002             2001
                                                         -----           -----            ----
                                                                                        RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                      (1,862,412)     1,578,108       (293,169)
Adjustments to reconcile net income
  (loss) to net cash
 Used by operating activities:
 Depreciation and amortization                            139,772        357,512        286,468
 Loss on investment at equity                              76,807           --             --
 Noncash Gain on Loan forgiveness                                       (236,559)          --
 Noncash financing expenses on shares issued                             187,500         61,259
 Noncash compensation expense on shares
   issued for services                                     50,835        331,115        926,587
 Noncash interest expense -
   convertible debenture                                   93,820         86,555         79,695
 Impaired Assets Write Off                                  2,662        246,732           --
 Changes in operating assets and liabilities:

 Accounts receivable                                                      16,578         19,431
 Due from related party                                (1,014,450)    (6,155,603)    (6,160,337)
 Prepaid expenses                                         205,689       (516,876)      (496,368)
 Inventories                                                               2,452         15,619
 Other receivables                                       (131,814)        73,757        (68,448)
 Advance to director                                                      60,059           --
 Other assets                                                               --           30,454

 Accounts payable                                        (339,584)       133,209       (731,636)
  Accrued expenses                                       (299,681)        28,822        (38,476)
   Due to related party consultants                      (175,319)       387,496        270,011
   Other liabilities                                      215,666        (16,655)       131,252
                                                      -----------------------------------------
   Net Cash Provided (Used) by Operating Activities    (3,038,009)    (3,435,798)    (5,967,658)
                                                      -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investing in Related Parties                                       (4,590,302)          --
   Long-term Investment                                               (4,469,600)          --
   Compensating deposit on bank loan                    4,000,000     (4,000,000)          --
   Purchase of property and equipment                                    (34,447)        (5,013)
                                                      -----------------------------------------
   Net Cash Used by Investing Activities                4,000,000      4,000,000         (5,013)
                                                      -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Short-term loans                         753,717      1,883,428      2,107,000
   Cash paid on  from Long-term loans                  (3,744,800)     3,744,800           --
   Cash paid on short-term loan                        (1,999,200)       (94,150)          --
   Cash received for shares and options issued          3,394,238     10,891,082      3,978,200
                                                      -----------------------------------------
Net Cash Provided by Financing Activities              (1,596,045)    16,425,160      6,085,200
                                                      -----------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     3,019         (6,575)        (5,220)
                                                      -----------------------------------------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (631,035)      (111,562)       107,309
                                                      -----------------------------------------

 CASH AND CASH EQUIVALENTS, beginning of the period       914,838      1,026,400        919,091

CASH AND CASH EQUIVALENTS, end of the period              283,803        914,838      1,026,400
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

l)       SOFTWARE COSTS

Software development costs are capitalized if they are incurred after technological feasibility has been established. Purchased software is capitalized if it has an alternative future use. Research and development costs for new products or enhancement of existing software and purchased software that do not meet these requirements are expensed as incurred. Capitalized costs are amortized under the straight-line method over the lesser of five years or the useful life of the related product. During the year ended June 30, 2003, approximately $178,500 was capitalized and is being amortized over its estimated useful life of two years. Amortization for the year was approximately $66,400 and is included in the cost of sales. The remaining balance of approximately $112,100 is included in prepaid expenses.

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

At June 30, 2003 and 2002, the Company had approximately $210,000 and $4,923,800 of cash in banks over insurance limits, respectively. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk. For the fiscal year ended June 30, 2003 and 2002, approximately 98% and 99% of sales were generated through the contract (and successors to the contract) contributed to TUC (see Note 2a), respectively. The customers for all sales created by the contributed contract and its successors are the schools governed by the Chinese Ministry of Education. Receivables related to these sales transactions are grouped together with due from related party. For the fiscal year ended June 30, 2003, no customer accounted for more than 10% of total sales.

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


10.        FOREIGN OPERATIONS

The Company operates principally in China and Canada. Following is a summary of information by area for the years ended June 30, 2003 and 2002.

                 NET SALES TO UNAFFILIATED CUSTOMERS:     2003           2002
                                                         ($000)         ($000)
                            China                         5,344         14,255
                            Canada                            0              0
                                                         ------         ------
                                                          5,344         14,255
                                                         ======         ======
                 Income (loss) from operations:
                            China                          (149)         3,842
                            Canada                            0              0

                 Other income                               250          2,046
                 General corporate expenses               (1963)        (4,310)
                                                         ------         ------
                 Net income (loss) as reported           (1,862)         1,578
                 in the accompanying statements          ======         ======

                 Identifiable assets:
                            China                        22,495         26,495

                 General corporate assets                 1,332          1,239
                                                         ------         ------
                 Total assets as reported                23,827         27,734
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


11.      RELATED PARTY TRANSACTIONS

As explained in Note 2a, the operations of the joint venture during the years ended June 30, 2003, 2002 and 2001 were carried out by its agent and joint venture partner, Tengtu China. At June 30, 2003 and 2002, TUC has a balance due from Tengtu China of approximately $18,001,600 and $12,288,300, respectively. The receivables represent funds collected or to be collected from customers of TUC by Tengtu China in its capacity as agent operating the business of TUC. As explained in Note 8, the principal customer is the Chinese Ministry of Education. These amounts are net of an allowance for doubtful accounts of $727,052 and $607,715 at June 30, 2003 and 2002, respectively (see Notes 8 and
18). The minority interest allocated to Tengtu China of $89,218 and $2,424,092 for the years ended June 30, 2003 and 2002, respectively, also offsets this receivable.

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

The following table summarizes information concerning currently outstanding and exercisable stock options and warrants


                                                                       WEIGHTED AVERAGE
            CONTRACTUAL LIFE     OUTSTANDING AT      EXERCISE PRICE    CONTRACTUAL LIFE
                 (YEAR)          JUNE 30, 2003       AT JUNE 30, 2003        (YEAR)
Options            10                114,196              0.191              0.07
Options            10               1,670.00              0.218              0.99
Options             5                 75,000              0.250              0.02
Options             5                165,542              0.285              0.05
Options             5                216,817              0.670              0.06
Options             5                 49,027              0.760              0.01
Options             5                120,000              1.350              0.04
Warrants            5                 50,000              0.750              0.01
Warrants            5                 50,000              1.500              0.01
Warrants            5                 50,000              3.000              0.01
Warrants            1              5,533,436              0.500              0.33
Warrants            1              7,732,183              0.750              0.46
Warrants            1                 75,000              1.000              0.00
Warrants            1                966,667              1.200              0.06
Warrants            1                 75,000              1.500              0.00
TOTAL                             16,942,868                                 2.13



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

16.      AUTHORITATIVE PRONOUNCEMENTS

         o On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent eith the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. This Statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances they may change accounting practice.

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

17.      ALLOWANCE FOR BAD DEBTS

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


18.      SUBSEQUENT EVENTS

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



19.      EQUITY INVESTMENT

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

20.        QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents certain unaudited results of operations data for the interim quarterly periods during the years ended June 30, 2003 and 2002. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations in accordance with generally accepted accounting principles, have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year or any future period.

                                             2003                                                      2002
                           June 30        Mar. 31       Dec. 31       Sep. 30       June 30      Mar. 31     Dec. 31       Sep. 30
                           -------        -------       -------       -------       -------      -------     -------       -------

Revenues                  $1,945,640    $1,913,585     $ 845,912      $ 638,646   $3,959,491   $2,993,603   $4,061,008   $3,241,315
Gross Profit                 792,146       797,190       212,867        175,744    2,605,005    2,169,126    2,379,319    2,059,682
   Gross Profit Margin            41%           42%           25%            28%          66%          72%          59%          64%
 Operating Income (Loss)      57,822      (210,280)     (766,476)    (1,104,090)   1,365,729      379,632      147,465      576,982
   Net Income (Loss)         (58,793)       62,223      (740,194)    (1,125,648)     670,679       50,554       (7,237)     864,112
   Earnings Per Share
   Basic                  $     0.00    $     0.00     $   (0.01)     $   (0.02)   $    0.01   $     0.00    $    0.00   $     0.02
   Diluted                $     0.00    $     0.00     $   (0.01)     $   (0.02)   $    0.01   $     0.00    $    0.00   $     0.02



21.        OTHER INCOME

         Other income in fiscal 2003 includes a credit of $290,274 for value added tax (VAT) paid in China for Tengtu United's sales and a reversal of a prior year accrual of $210,000 deemed to no longer be an obligation of the Company. In addition, other income includes a $720,208 reversal of legal and accounting fees totaling $120,200 which were included in accounts payable in years prior to June 30, 2003 and for which the statute of limitations has expired for the entities that rendered these services to claim payment for them, and $36,310 in cash recovered from the sale of the assets of Iconix, our former investee.

Other income also included VAT tax credits of $1,752,309 and $314,718 for the years ended June 30, 2002 and 2001, respectively. For the year ended June 30, 2001, the Company settled a lawsuit with a landlord, resulting in a reduction of liability of $527,603.



22.        JUNE 30, 2001 RESTATEMENT

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