Form 10-Q
period 2003-09-30
TENGTU INTERNATIONAL CORP
filed 2003-11-14
CIK 847597

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2003

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


                236 Avenue Road, Toronto, Ontario Canada M5R 2J4
                -------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)


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

Yes   X          No
    ----            -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.

Yes              No  X
   ----            -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 72,656,239 shares outstanding as of November 03, 2003.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements in this report which are not historical facts or information are forward-looking statements, including, but not limited to, the information set forth in the Management's Discussion and Analysis section. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, levels of activity, performance or achievement, or industry results, to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the United States, China and Canada; our ability to implement our business strategy; our access to financing; our ability to successfully identify new business opportunities; our ability to attract and retain key executives; our ability to achieve anticipated cost savings and profitability targets; changes in the industry; competition; the effect of regulatory and legal restrictions imposed by foreign governments; the effect of regulatory and legal proceedings and other factors discussed in our Forms 10, 10-K, 10-Q, 8-K, and amendments thereto, and registration statement filings. As a result of the foregoing and other factors, no assurance can be given as to our future results and achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these statements.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 (UNAUDITED)
                                                                                    AS OF           AS OF
                                                                                 SEPTEMBER 30      JUNE 30
                                                                                 ------------    ------------
                                                                                  2003                 2003
                                                                                 ------------    ------------
                                              ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                      $    167,653    $    283,802
  Due from related party                                                            4,099,223       3,593,607
  Prepaid expenses                                                                    788,364         811,269
  Other receivables                                                                    68,153         154,011
                                                                                 ------------    ------------
    Total Current Assets                                                            5,123,393       4,842,689
                                                                                 ------------    ------------
PROPERTY AND EQUIPMENT, net                                                            75,349          82,688
                                                                                 ------------    ------------
OTHER ASSETS
    Due from related party                                                         14,497,209      14,497,209
  Notes receivable                                                                     11,881          11,881
  Long-term investment                                                              4,369,802       4,392,793
                                                                                 ------------    ------------
    Total Other Assets                                                             18,878,892      18,901,883
                                                                                 ------------    ------------

                                                                                 ------------    ------------
TOTAL ASSETS                                                                     $ 24,077,634    $ 23,827,260
                                                                                 ============    ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Accounts payable                                                               $    790,804    $    752,647
  Accrued expenses                                                                      1,577           1,446
  Due to related party consultants                                                  1,207,714       1,207,714
  Short-term loans, including convertible debenture                                 1,594,833       1,454,404
  Deferred tax payable                                                                 55,969            --
  Other liabilities                                                                   652,879         650,310
                                                                                 ------------    ------------
    Total Current Liabilities                                                       4,303,776       4,066,520
                                                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share; authorized
    10,000,000 shares; issued -0- shares
  Common stock par value $.01 per share; authorized 100,000,000 shares; issued
    72,394,659 shares (June 30, 2002-
   66,736,223); outstanding 72,316,239(June 30,2002-66,657,803)                       723,162         666,578
  Additional paid in capital                                                       34,834,618      34,872,453
  Accumulated deficit                                                             (15,770,732)    (15,761,845)
    Cumulative translation adjustment                                                 (12,407)        (15,662)
                                                                                 ------------    ------------
                                                                                   19,774,642      19,761,524
Less: Treasury stock, at cost, 78,420 common shares                                      (784)           (784)
                                                                                 ------------    ------------

     Total Stockholders' Equity                                                    19,773,858      19,760,740
                                                                                 ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 24,077,634    $ 23,827,260
                                                                                 ============    ============


The accompanying notes are an integral part of the unaudited consolidated financial statements.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   (UNAUDITED)      (UNAUDITED)
                                                   THREE MONTHS    THREE MONTHS
                                                       ENDED          ENDED
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       2003            2002
                                                  ------------    ------------
SALES                                             $  1,908,456    $    638,646

COST OF SALES                                          819,690         462,902
                                                  ------------    ------------

                                                     1,088,766         175,744
                                                  ------------    ------------
OPERATING EXPENSES
  Research and development                                --             2,968
  General and administrative                           475,275         746,147
  Related party consultants                             84,321         102,279
  Collection provision                                  70,483          18,104

  Advertising                                             --               302
  Selling                                              322,899         397,569
  Depreciation                                           7,296          12,466
                                                  ------------    ------------
                                                       960,274       1,279,835
                                                  ------------    ------------
  Operating Income                                     128,492      (1,104,091)

OTHER INCOME (EXPENSE)

  Equity earnings (loss) in investee                   (22,991)        (18,845)
  Interest income                                          370          62,944
  Interest expense                                     (35,731)       (144,574)
  Other income                                         267,142          78,917
  Other expense                                          6,619            --
                                                  ------------    ------------
                                                       215,409         (21,558)
                                                  ------------    ------------
Income (Loss) before income tax and
 minority interests                                    343,901      (1,125,649)

Income tax                                             (55,968)           --

Minority interest in subsidiarys'-Income (Loss)       (296,820)           --
                                                  ------------    ------------
Net Income (Loss)                                 $     (8,887)   $ (1,125,649)
                                                  ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                               70,230,120      50,703,411
Common stock equivalents                                  --              --
                                                  ------------    ------------
Diluted                                             70,230,120      50,703,411
                                                  ============    ============
EARNINGS (LOSS) PER COMMON SHARE:
Basic                                                    (0.00)          (0.02)
Diluted                                                  (0.00)          (0.02)


The accompanying notes are an integral part of the unaudited consolidated Financial statements.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              (UNAUDITED)       (UNAUDITED)
                                                             THREE MONTHS      THREE MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                   2003           2002
                                                              -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                             ($    8,887)   ($1,125,648)
 Used by operating activities:
 Depreciation and amortization                                      7,339         51,975
 Loss on investment at equity                                      22,991         18,845
 Noncash compensation expense on shares issued for services          --           23,959
 Noncash interest expense - convertible debenture                  23,689         22,784
 Impaired assets write off                                           --            2,662
 Due from related party                                          (505,616)       (45,372)
 Prepaid expenses                                                  22,905         12,324
 Other receivables                                                 85,859        (67,193)
 Accounts payable                                                  38,157          7,561
 Accrued expenses                                                     131         46,525
 Due to related party consultants                                    --          (12,442)
Deferred income tax payable                                        55,969           --
 Other liabilities                                                  2,569        (13,896)
                                                              -----------    -----------
 Net Cash Used by Operating Activities                           (254,894)    (1,077,916)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from short-term loans                                   116,741        395,628
 Cash paid on short-term loans                                         --       (249,000)
 Cash received for shares and options issued                       18,750        253,270
                                                              -----------    -----------

Net Cash Provided by Financing Activities                         135,491        399,698
                                                              -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             3,254           (595)
                                                              -----------    -----------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (116,149)      (678,813)
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS, beginning of the period                283,802        914,838
CASH AND CASH EQUIVALENTS, end of the period                  $   167,653    $   236,025
                                                              ===========    ===========

Supplemental disclosures of cash flows information and noncash investing and financing activities:

For the three month ended September 30, 2003, the Company paid cash for interest expenses of $26,945 (September 30, 2002-$121,123).


The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                      NOTES

                              BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to fairly present the interim financial information have been included. Results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. For further information, please refer to the consolidated financial statements and notes thereto included in Tengtu International Corp. and Subsidiary's annual report on Form 10-K for the fiscal year ended June 30,2003.

1. The Company

           Tengtu International Corp. (the "Company") is a provider of distance learning and e-education solutions, training and methodologies, in support of China's goals to modernize its K-12 education system. Substantially all these activities are carried out through the Company's subsidiary, Beijing Tengtu United Electronics Development Co., Ltd. ("TUC" or "Tengtu United"), a joint venture. The Company has an equity interest in TUC of 57%, and its joint venture partner, Tengtu China, owns the remaining 43%.

              On September 15, 2003, the Company signed an agreement with the beneficial owner of Tengtu China that allows the Company to purchase the 43% interest of Tengtu China in TUC for 30 million common shares of the Company. The agreement would also give proxy control to the Company of a number of other entities in China owned by Tengtu China's beneficial owner. The agreement is subject to approval by the Company's shareholders and other conditions.

             Tengtu China entered into a joint venture with a division of the Chinese Ministry of Education, on behalf of TUC, for the creation of the China Broadband Education Resource Center ("CBERC"). CBERC was established in January 2003 for the transmission of various educational content and tools to schools for an annual fee.

             Tengtu China has sought to form joint ventures with various Chinese provinces on behalf of TUC. One of these has already been formed in Shaanxi province and three others were in the process of being organized. Each of these joint ventures is a Local Broadband Education Resource Center ("LBERC"). Each LBERC is to connect to CBERC and would contain their own educational and other materials mandated by the Provinces. This content would also be transmitted to individual schools for an annual fee.

                 Subsequent to entering into letters of intent to form provincial LBERCs the Company concluded an arrangement with the Agricultural Bank of China establishing a line of credit for client users of Tengtu products and services including its turn-key portals. This enabled Tengtu to change its business strategy to more quickly penetrate its market on a district-by-district basis versus school-by-school. This strategy has led to the installation of seventeen turn-key portals to date and has shifted our near term business priorities from establishing capital-intensive Provincial LBERC joint-ventures to district and county-level LBERCs using turn-key portals. Money already invested in the Shandong provincial LBERC is in the process of being returned to us. A strategy for incorporating provincial level LBERCs will be determined as the market matures.

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

             The Company, through Tengtu United, has advanced $4,469,000 for the formation of CBERC and the LBERCs. CBERC was officially established in January 2003, but there were no operations for the three months ended September 30, 2003, and therefore, no equity earnings or losses were recorded. For the three months ended September 30, 2003, Shaanxi LBERC had limited operations which resulted in an equity loss of $(22,991). This loss reduces the investment at September 30, 2003 to $4,369,802.


2. Due from Related Party

           The Company has engaged Tengtu China, as its agent, to conduct all of Tengtu United's business. As agent, Tengtu China administers the daily operations of Tengtu United: paying operating expenses, collecting receivables and remitting net operating profits to the Company. The Company has recorded the following amount as due from Tengtu China as at September 30, 2003:

Current Assets
   Balance at June 30, 2003                            $ 3,593,607

   Profits from operations,
      net of minority interest                             505,616
                                                      ------------
   Due from Related Party                              $ 4,099,223
                                                       ============

           Payment processes slower than those experienced in North America are not unusual in China, especially when dealing with a number of levels of government. In recognizing the different environment in which it is operating in China, the Company has classified $14,497,209 of due from Tengtu China as a long-term asset as of September 30, 2003.

           The totals of both current and long-term due from related party include a collection provision of $797,536.


3. SHORT-TERM DEBT

         At September 30, 2003, short-term debt consists of $1,500,000 convertible debenture issued to Top Eagle Holdings, Ltd. ("Top Eagle") in December 1999 and due on December 15, 2003 as described in Note 4. Orion Capital Inc. ("Orion"), a significant shareholder of the Company, which is owned beneficially by the Chairman of the Company's Board of Directors, advanced $116,740.84 to the Company for the general operating and administrative expenses during the quarter ended September 30, 2003. Also see Note 5.

4. Convertible Debenture

           Pursuant to a $1,500,000 convertible debenture issued to Top Eagle in December 1999 and due on December 15, 2003, the Company makes quarterly interest payments at a rate equal to the best lending rate of The Hong Kong and Shanghai Banking Corporation plus two percent (approximately 7% at September 30, 2003). The total interest expense for the quarter ended September 30, 2003 was $50,522, which includes amortization of the discount on the convertible debenture of $23,689.

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


5. Related Party Transactions

              In addition to the funds advanced during the quarter ended September 30, 2003 (see Note 3), Orion advanced an additional $457,598 to the Company after September 30, 2003 for general operation purposes. The advance is due on demand and is interest free.

           During the quarter ended September 30, 2003, the Company incurred consulting expenses of $84,321.25 from officers and directors of the Company. Consulting expenses for September 30, 2002 were $102,279.


6. Taxes

           None of the Company's subsidiaries are eligible to be consolidated into the Company's U.S income tax return, therefore, separate income tax provisions are calculated for the Company and each of its subsidiaries. For U.S. income tax purposes, the Company has recorded a deferred tax asset due to net operating loss carry forwards. The asset has been offset by a full valuation allowance, as the Company believes it is more likely than not that the losses will not be utilized.

              TUC has an income tax "holiday" for its first profitable and four subsequent years as computed on a Chinese Tax basis, which is a hybridized cash basis of accounting. This holiday reduces income taxes by 100% for years one and two, and by 50% for years three through five. The Company accrued $55,969 of deferred tax payable for the quarter ended September 30,2003, because TUC generated $746,247 in net income before income tax and minority interest and it is in its third profitable tax year.


7. Litigation

           The Company is party to litigation in the normal course of business. In management's opinion, the litigation will not materially affect the Company's financial position, results of operation or cash flow.

8. Commitments and Contingencies

     The Company has contracted with Agricultural Bank of China("ABC") to have ABC provides financing to eligible customers of the Company. ABC will provide up to 80% of the contracted selling price of the Company to the customer. The Company provides a guaranty to the bank for any financing provided. As of September 30, 2003, ABC has made loan commitments, but has not yet funded them.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

       We are currently, indirectly through Tengtu United and our agent, Tengtu China, engaged in the following lines of business:

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


                          RECENT BUSINESS DEVELOPMENTS

RESTRUCTURING

     On September 15, 2003, Tengtu International Corp. entered into an agreement with Tengtu China, Beijing Jiade Tengtu Technology Group Co., Ltd., Fan Qi Zhang and Beijing Oriental Tai He Technology Development Co., Ltd. ("collectively the "Tengtu China Group"), pursuant to a July 1, 2003 Terms Memorandum for a restructuring pursuant to which Tengtu International Corp. is to acquire 100% of Tengtu United and all of the profits generated by its business in China while the Tengtu Group continues to operate that business (the "Restructuring Agreement"). The Restructuring is more fully described in our Form 10-K/A for the fiscal year ended June 30, 2003 and a Form 8-K filed with the SEC on October 24, 2003.

LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Three Months Ended September 30, 2003

           For the three months ended September, 2003, net cash used by operating activities totalled $254,894. The net loss for the three months was $ (8,887) Other cash changes by operating activities include non-cash charges for depreciation and amortization of $7,339, equity loss on investment of $22,991, and non-cash interest expense of $23,689 related to the convertible debenture.

           Cash was decreased as a result of the increase of $505,616 in due from Tengtu China which represents 57% of the profit earned by Tengtu UNited for the quarter. The decrease in prepaid expenses of $22,905 and $85,859 of other receivable resulted in a favourable change to operating cash flow. Cash was increased as a result of the increase of accounts payable of $38,157, deferred income tax payable of $55,969, accrued expenses of $132, and other liabilities of $2,569.

           We did not make any investments during the quarter ended September 30,2003.

           Net cash flow from financing activities was $135,491 which includes the Orion Capital Incorporated ("Orion") short term loan of $116,741 and $18,750 of cash received from exercising stock options. Orion is owned by William Ballard, the Chairman of our Board of Directors.

CONTRACTUAL OBLIGATIONS

The following summarizes the Company's contractual obligations at September 30, 2003.

CONTRACTUAL OBLIGATION          TOTAL                                           PAYMENT DUE BY PERIOD
                                              LESS THAN 1 YEAR       1-3 YEARS          4-5 YEARS      AFTER 5 YEARS
Short-term loans               $1,594,833     $1,594,833(1)(2)
Total Contractual Obligation   $1,594,833     $1,594,833(1)(2)

Notes:

     (1) The short-term loan includes the $1,500,000 convertible debenture less discount issued to Top Eagle Holdings, Ltd. The loan is due December 15, 2003. We are in the stage of preparing to renegotiate a new term of the loan with Top Eagle Holdings, Ltd.

     (2) The rest of the short-term loan is $116,741 borrowed from Orion. The loan is due on demand and is interest free.

In addition to the foregoing, we are committed to fund CBERC as follows: RMB 30 million (approximately $3,624,000) within twelve months after the establishment of CBERC and RMB 20 million (approximately $2,416,000) within eighteen months after the establishment of CBERC. CBERC was established on January 13, 2003. While we have shifted our focus from the Provincial LBERCs, we are also committed to fund approximately RMB 110 million for them. We are planning to raise additional funds to meet the cash requirements for CBERC project and the needs of our operations for the next 12 months. There can be no assurance that such financing will be available, or if available, that it will be on acceptable terms.


OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenues
--------

                  September 30, 2003        September 30, 2002
                  -----------------         -----------------
                   $1,908,456                        $638,646

           As a result of our new business model, marketing strategy and product mix, sales increased in the quarter ended September 30, 2003. Tengtu United sales for the quarter were $1,908,154. This total included sales of 6 turn-key portals for $254,083, 1,575 sets of Satellite connectivity equipment for $423,212, 313 sets of the Total Solution Platform for $606,370, 118,223 packages of CDs for $478,438, and Content License revenues of $146,051. Total Tengtu United operations accounted for more than 99% of the consolidated sales. Other miscellaneous revenue from TIC Beijing Digital Pictures, Ltd. accounted for the remaining $302 in revenue.

             During the quarter ended September 30, 2002, we underwent a major restructuring of our marketing strategy and product mix in China. As the CBERC and LBERC projects proceed, Tengtu United began to engage the marketplace on a system-wide basis versus school-by-school, as was done previously. At the same time, Tengtu United began focusing on re-engineering our product lines and developing the portal infrastructure to support the new business opportunities going forward.
           In addition, with the implementation of Agricultural Bank of China credit facility, Tengtu United is required to adjust its marketing strategy from school-to-school to district-by-district, which is in alignment with our overall system wide marketing strategy. These major restructuring steps required Tengtu to undertake a significant effort and commitment of resources in the quarter ended September 30, 2003, therefore, contributing to a slow-down of platform installations.

          During the three months ended September 30, 2002, Tengtu United only installed 6 Total Solution platforms for total revenue of $9,292. The majority of sales came from the installation of satellite equipment which generated $575,607 in revenue. We also sold 58 resource CDs for $3,691. Sales of other e-education products and services through Tengtu China were $22,513. The total Tengtu United operations accounted for 96% of sales. Other miscellaneous revenue from TIC Beijing accounted for the remaining $27,542 in revenue.


Gross Profit (Loss)
-------------------

                      September 30, 2003        September 30, 2002
                  -----------------         -----------------
                        $1,088,766                 $175,744

           For the three months ended September 30, 2003, the overall gross margin associated with Tengtu United sales was 57%. The high overall gross margin was due to the sales of turn-key portals at 91%, Total Solution Platforms at 80%, and Content Licenses at 98%, while CD packages are at 17% and Satellite equipment is at 34%.

          For the three months ended September 30, 2002, the overall gross margin associated with Tengtu United sales was 30%, of which Total Solution platforms were 75%, $satellite equipment was 29% and CD-ROMs were 11%.

General and Administrative Expenses
------------------------------------

                      September 30, 2003        September 30, 2002
                 -----------------         -----------------
                        $475,275                  $746,147

           For the three months ended September 30, 2003, general and administrative expenses were $475,275. The general and administrative expenses incurred by Tengtu United amounted to $222,821. The major components of the remaining balance were legal and professional fees of $139,574, financing related costs of $35,618, and $26,125 of expenses incurred by TIC Beijing. The expenses were reduced by $270,872 compared to the same period of last year. The decrease was primarily due to a reduction in legal fees of $114,000 and accounting fees of $50,000.Cost savings from TUC accounted for other $52,000.

                 For the three months ended September 30, 2002, general and administrative expenses increased $207,937 compared to the same period in 2001. An increase of $171,553 in the administrative expenses related to China operations contributed to most of the increase. The remaining increases were due to the higher legal and audit fees of Tengtu International Corp.


Related Party Consultants
-------------------------

                September 30, 2003         September 30, 2002
                 -----------------         -----------------
                      $84,321                  $102,279

           Related party consultants' expense relates to staff that manages technical developments and financing activities in North America.


Collection Provision
--------------------

                     September 30, 2003        September 30, 2002
                 -----------------         -----------------
                      $70,484                   $18,104

           The expense represents an estimate of potential uncollectible accounts associated with sales by Tengtu United. The lower amount in 2003 was primarily due to the lower sales. This provision is included in due from related party.

Selling Expense
---------------

                     September 30, 2003        September 30, 2002
                 -----------------         -----------------
                      $322,899                  $397,569


         The majority of selling expenses relates to staff salary and travel expenses in the marketing department in Tengtu China. The expense was $74,670 lower than the same period of last year. The cost saving is due to the closing of several branch offices in Tengtu United.

Depreciation and Amortization
-----------------------------

                      September 30, 2003        September 30, 2002
                 -----------------         -----------------
                      $7,296                   $12,466

           As Tengtu China manages the joint venture in China, we have not made any significant purchases of equipment in the past few years.

Equity Losses in Investee
-------------------------

                      September 30, 2003        September 30, 2002
                 -----------------          -----------------
                      $22,991                     $18,845

           The equity losses in investee relate to our investment in the Shaanxi LBERC joint venture.


Interest Income
---------------

                September 30, 2003        September 30, 2002
                ------------------         -----------------
                    $   370                         $62,944

         Interest income decreased by $62,574 compared with same period last year due to the termination of a loan agreement with Ming Shen Bank of China ("Ming Shen"). The loan was for approximately $3,745,000 and was collateralized by a $4 million restricted U.S. dollar denominated deposit that earned interest at 6.15% annually. We used the deposit to repay the loan.


Interest Expense
----------------

                  September 30, 2003        September 30, 2002
                   -----------------         -----------------
                      $35,731                   $144,574

           For the three months ended September 30, 2003, interest expense was the interest on the Top Eagle loan and a reversal of approximately $15,500 for over-accrual of interest expense for a short-term loan. The interest expense for the three months ended September 30, 2002 consisted of interest on the Top Eagle loan, Quest Ventures loan and the Ming Shen Bank loan in China.

                       The decrease in interest expense for the quarter ended September 30, 2003 is due to the repayment of the Ming
Shen and Quest Ventures loans in the year ended June 30, 2003.


Other Income
------------

                    September 30, 2003        September 30, 2002
                     -----------------         -----------------
                              $267,142                    $78,917

          Other income is principally the credits for value added tax paid in China for Tengtu United's sales.


Income tax expense
-----------------

                   September 30, 2003        September 30, 2002
                   ------------------         -----------------
                              $55,969                         0

          Tengtu United has an income tax "holiday" for its first profitable and four subsequent years as computed on a Chinese Tax basis, which is a hybridized cash basis of accounting. This holiday reduces income taxes by 100% for years one and two, and by 50% for years three through five. We accrued $55,969 of deferred tax payable for the quarter ended September 30,2003, because Tengtu United generated $746,247 of net income before income tax and minority interest and it is in its third profitable tax year.

Minority interest
-----------------

                   September 30, 2003        September 30, 2002
                   ------------------         -----------------
                              $296,820                        0

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

         Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies. Our critical accounting policies are described in our Form 10K/A filed for the fiscal year ended June 30, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

           We operate through subsidiaries located in Beijing, China and the administrative offices are located in Toronto, Canada. We grant credit to its customers principally in China.

             We performs certain credit evaluation procedures and does not require collateral. We believe that credit risk is limited because we routinely assesses the financial strength of our customers, and based upon factors surrounding the credit risk of our customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that our accounts receivable credit risk exposure beyond such allowances is limited.

             We established an allowance for doubtful accounts of $797,536 at September 30, 2003. We believes any credit risk beyond this amount would be negligible.

             At September 30, 2003, we had $167,653 of cash in banks uninsured.

             We does not require collateral or other securities to support financial instruments that are subject to credit risk.

             For the three months ended September 30, 2003, approximately 99% of sales were generated through Tengtu United. Receivables related to these sales transactions are grouped together with amounts due from a related party, Tengtu China, in our financial statements. For the three months ended September 30, 2003 and 2002, no customer accounted for more than 10% of total sales.

MARKET RISK SENSITIVE INSTRUMENTS

FINANCIAL INSTRUMENT                       CARRYING VALUE    FAIR VALUE

Instruments entered into for trading purposes

NONE

Instruments entered into for other than trading purposes

     Cash and Cash equivalents
          United States                        $    -        $     -
          Foreign                                167,653        167,653
                                               ----------     ----------
                  Total                        $ 167,653     $  167,653
                                               ==========     ==========
     Accounts payable
          United States                        $ 598,677     $ 598,677
          Foreign                                192,127       192,127
                                               ----------    ----------
                  Total                        $ 790,804     $ 790,804
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

Item 4. Controls and Procedures

         On September 22, 2003, an evaluation was performed under the supervision and with the participation of our management for the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, we concluded that our disclosure controls and procedures were effective in ensuring that material information relating to us with respect to the period covered by this report was reported.

           Based upon their evaluation of our internal controls within 90 days of the date of this report, our management has determined that changes are necessary in the format of financial reports from our joint venture partner in China so that they are more clearly understandable and more easily converted from reflecting financial information using a cash method to an accrual method. The Company plans to take steps with its joint venture partner to improve the financial reports. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 300, 2003.



                           PART II - OTHER INFORMATION
                           ---------------------------


Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

         We defaulted on our quarterly interest payment to Top Eagle Holdings Limited on a $1,500,000 Floating Convertible Debenture which was due on December 15, 2001. Pursuant to the terms of the Debenture interest accrued on the unpaid interest at the same rate as other sums under the Debenture plus an additional 5%. The necessary payment was made in May, 2002. In addition, the quarterly payments due for March, 2002 and June, 2002 have also been made.

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

           In April, 2000, our common stock was delisted from trading on the over-the-counter bulletin board. This constitutes an Event of Default under the Top Eagle Debenture which gives Top Eagle the right, at its option, and in its sole discretion, to consider the Debenture immediately due and payable, without presentment, demand, protest or notice of any kind.

             On September 30, 2002, Pak Kwan Cheung was removed as one of our Directors. If Pak Kwan Cheung is no longer one of our Directors or our Chief Executive Officer, it is an Event of Default which gives Top Eagle the right, at its option, and in its sole discretion, to consider the Debenture immediately due and payable, without presentment, demand, protest or notice of any kind. Upon an Event of Default, the amounts due under the Debenture may be paid in cash, or stock, at the prevailing conversion price set forth in the Debenture, which is currently $4.00.

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

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports Filed on Form 8-K

         On September 18, 2003, we filed a Form 8-K and an amended Form 8-K announcing the signing of the Restructuring Agreement and attaching a copy of the agreement.

         On October 24, 2003, we filed a Form 8-K attaching a press release from the same day announcing the death of Fan Qi Zhang, one of our Directors and the CEO and Beneficial owner of our joint venture partner and its affiliated companies.


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

Date: November 14, 2003                                    John Watt
      ------------                              --------------------------------
                                                            (Name)

                                                        /s/ John Watt
                                                --------------------------------
                                                           (Signature)

                                                            President
                                                --------------------------------
                                                             (Title)

Date: November 14, 2003                                     Judy Ye
     ------------                               --------------------------------
                                                             (Name)

                                                        /s/ Judy Ye
                                                --------------------------------
                                                           (Signature)

                                                   Chief Financial Officer
                                                --------------------------------
                                                          (Title)