Form 10-Q
period 2003-12-31
TENGTU INTERNATIONAL CORP
filed 2004-02-17
CIK 847597

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes    X            No
   --------            --------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.

Yes                No    X
   --------            --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 77,453,739 shares outstanding as of February 13, 2004.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements in this report which are not historical facts or information are forward-looking statements, including, but not limited to, the information set forth in the Management's Discussion and Analysis section. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, levels of activity, performance or achievement, or industry results, to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the United States, China and Canada; our ability to implement our business strategy; our access to financing; our ability to successfully identify new business opportunities; our ability to attract and retain key executives; our ability to achieve anticipated cost savings and profitability targets; changes in the industry; competition; the effect of regulatory and legal restrictions imposed by the Chinese government; the effect of regulatory and legal proceedings and other factors discussed in our Forms 10, 10-K, 10-Q, 8-K, and amendments thereto, and registration statement filings. As a result of the foregoing and other factors, no assurance can be given as to our future results and achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these statements.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements


                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                                 AS OF            AS OF
                                                             DECEMBER 31,       JUNE 30,
                                                                 2003             2003
                                                                -----             ----
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                 $    927,456    $    283,802
   Due from related party net                                   5,644,656       3,593,607
   Prepaid expenses                                               766,795         811,269
   Other receivables                                               78,733         154,011
                                                             ------------    ------------
     Total Current Assets                                       7,417,640       4,842,689
                                                             ------------    ------------

                                                             ------------    ------------
PROPERTY AND EQUIPMENT, net                                        64,954          82,688
                                                             ------------    ------------

OTHER ASSETS
    Due from related party                                     14,497,209      14,497,209
   Notes receivable                                                11,881          11,881
   Long-term investment                                         3,774,908       4,392,793
                                                             ------------    ------------
     Total Other Assets                                        18,283,998      18,901,883
                                                             ------------    ------------

                                                             ------------    ------------
TOTAL ASSETS                                                 $ 25,766,592    $ 23,827,260
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                          $    322,380    $    752,647
   Accrued expenses                                                 1,016           1,446
   Due to related party consultants                             1,207,714       1,207,714
   Short-term loans, including convertible debenture              964,242       1,454,404
   Deferred tax payable                                            85,478
   Other liabilities                                              644,090         650,310
                                                             ------------    ------------
     Total Current Liabilities                                  3,224,920       4,066,520
                                                             ------------    ------------

COMMITMENTS

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share; authorized             --              --
     10,000,000 shares; issued -0- shares
   Common stock, par value $.01 per share; authorized
     100,000,000 shares; issued 77,532,159 shares
     (June 30, 2003- 66,736,223); outstanding 77,453,739
     (June 30,2003-66,657,803)                                    774,537         666,578
   Additional paid in capital                                  37,732,368      34,872,453
   Accumulated deficit                                        (15,951,207)    (15,761,845)
     Cumulative translation adjustment                            (13,242)        (15,662)
                                                             ------------    ------------
                                                               22,542,456      19,761,524
Less: Treasury stock, at cost, 78,420 common shares                  (784)           (784)
                                                             ------------    ------------
       Total Stockholders' Equity                              22,541,672      19,760,740
                                                             ------------    ------------

                                                             ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 25,766,592    $ 23,827,260
                                                             ============    ============






                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     (UNAUDITED)     (UNAUDITED)
                                                      SIX MONTHS     SIX MONTHS
                                                        ENDED           ENDED
                                                     DECEMBER 31,   DECEMBER 31,
                                                         2003           2002
                                                        -----           ----

SALES                                              $  4,194,973    $  1,172,833
COST OF SALES                                         2,360,739         784,221
                                                   ------------    ------------
                                                      1,834,234         388,612
                                                   ------------    ------------

OPERATING EXPENSES
   Research and development                                --             2,968
   General and administrative                           957,482       1,179,024
   Related party consultants                            188,549         203,271
   Collection provision                                 160,323          22,001
   Selling                                              535,914         808,267
   Depreciation                                          27,435          31,162
                                                   ------------    ------------
                                                      1,869,703       2,246,693
                                                   ------------    ------------

   Operating Loss                                       (35,469)     (1,858,081)

OTHER INCOME (EXPENSE)
   Equity earnings (loss) in investee                   (13,885)        (16,478)
   Interest income                                          484         125,909
   Interest expense                                    (196,511)       (267,304)
   Other income                                         594,815         175,434
                                                   ------------    ------------
                                                        384,903          17,561
                                                   ------------    ------------
Income before income tax and minority interests         349,434      (1,840,520)
Income tax                                              (85,478)           --
Minority interest in subsidiary's'-Income (Loss)       (453,318)           --
                                                   ------------    ------------
Net Loss                                           $   (189,362)   $ (1,840,520)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                                72,218,330      51,478,634
Common stock equivalents
                                                   ------------    ------------
Diluted                                              72,218,330      51,478,634
                                                   ============    ============

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                                    (0.003)         (0.036)
Diluted                                                  (0.003)         (0.036)



                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    (UNAUDITED)    (UNAUDITED)
                                                    THREE MONTHS   THREE MONTHS
                                                       ENDED          ENDED
                                                    DECEMBER 31,   DECEMBER 31,
                                                        2003           2002
                                                        -----          ----

SALES                                              $  2,286,516    $    534,187
COST OF SALES                                         1,541,049         321,319
                                                   ------------    ------------
                                                        745,467         212,868
                                                   ------------    ------------

OPERATING EXPENSES
   General and administrative                           482,207         432,877
   Related party consultants                            104,228         100,993
   Collection provision                                  89,839           3,898
   Selling                                              213,015         410,396
   Depreciation                                          20,139          18,696
                                                   ------------    ------------
                                                        909,428         966,860
                                                   ------------    ------------

   Operating Loss                                      (163,961)       (753,992)

OTHER INCOME (EXPENSE)
   Equity earnings (loss) in investee                     9,106           2,367
   Interest income                                          113          62,964
   Interest expense                                    (160,780)       (122,731)
   Other income                                         321,055          96,517
                                                   ------------    ------------
                                                        169,494          39,117
                                                   ------------    ------------
Income before income tax and minority interests           5,533        (714,875)
Income tax                                              (29,509)           --
Minority interest in subsidiary's'-Income (Loss)       (156,498)           --
                                                   ------------    ------------
Net Loss                                           $   (180,474)   $   (714,875)
                                                   ============    ============



WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                                73,769,282      52,253,857
Common stock equivalents
                                                   ------------    ------------
Diluted                                              73,769,282      52,253,857
                                                   ============    ============

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                                    (0.002)         (0.014)
Diluted                                                  (0.002)         (0.014)





                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                (UNAUDITED)   (UNAUDITED)
                                                                 SIX MONTHS    SIX MONTHS
                                                                   ENDED         ENDED
                                                                DECEMBER 31,  DECEMBER 31,
                                                                    2003          2002
                                                                    ----          ----


CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss:                                                     ($  189,362)   ($1,840,520)
Adjustments to reconcile net loss to net cash:

 Depreciation and amortization                                     27,435         72,477
 Changes on investment at equity                                  617,885         16,478
 Noncash compensation expense on shares issued for services                       50,835
 Noncash interest expense - convertible debenture                 152,013         46,301
 Impaired assets write off:                                        (9,701)         2,662
Changes in operating assets:
 Due from related party                                        (2,051,049)      (121,962)
 Prepaid expenses                                                  44,474         27,298
 Other receivables                                                 75,280        (13,002)
 Accounts payable                                                (430,267)      (142,049)
 Accrued expenses                                                    (430)        44,617
 Due to related party consultants                                                 (6,430)
Deferred income tax payable                                        85,478           --
 Other liabilities                                                 (6,221)       (11,015)
                                                              -----------    -----------
 Net Cash Used by Operating Activities                         (1,684,465)    (1,874,310)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from short-term loans                                   603,825        723,304
 Cash paid on short-term loans                                   (300,000)    (1,749,200)
 Cash received for shares,warrants, and options issued          2,021,874      2,115,770
                                                              -----------    -----------
Net Cash Provided by Financing Activities                       2,325,699      1,089,874
                                                              -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             2,420            290
                                                              -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  643,654       (784,146)
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS, beginning of the period                283,802        914,838

CASH AND CASH EQUIVALENTS, end of the period                  $   927,456    $   130,692
                                                              ===========    ===========

Supplemental disclosures of cash flows information and non-cash investing and financing activities:

For the six months ended December 31, 2003, the Company paid cash for interest expenses of $53,823 (December 31, 2002-$167,516).

On December 15, 2003 the Company entered into an agreement with Top Eagle Holdings, Ltd. ("Top Eagle") pursuant to which it paid Top Eagle $300,000 and issued to Top Eagle a new convertible debenture in the principal amount of $1.2 million due December 15, 2004 in exchange for an outstanding convertible debenture in the principal amount of $1.5 million held by Top Eagle. During the six months ended December 31, 2003 $152,013 of non-cash interest expenses was recorded. Please refer to note 4 for more information.

During the six months ended December 31, 2003, Orion Capital Inc. ("Orion"), a significant shareholder of the Company, which is owned beneficially by the Chairman of the Company's Board of Directors,advanced $603,825 to the Company for the general operating and administrative expenses. On December 16, 2003, Orion converted $600,000 of the short-term loan into the Company's common stock at $0.50 per share.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                      NOTES

                              BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to fairly present the interim financial information have been included. Results for the six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. For further information, please refer to the consolidated financial statements and notes thereto included in Tengtu International Corp. and Subsidiary's annual report on Form 10-K/A for the fiscal year ended June 30, 2003.

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

              On September 15, 2003, the Company signed an agreement with the beneficial owner of Tengtu China that allows the Company to purchase the 43% interest of Tengtu China in TUC for 30 million common shares of the Company. The agreement would also give proxy control to the Company of a number of other entities in China owned by Tengtu China's beneficial owner. The agreement has been approved by the Company's shareholders at the Company's annual shareholders meeting held on January 20, 2004, but has not yet closed as of February 17, 2004.

             Tengtu China entered into a joint venture with a division of the Chinese Ministry of Education, on behalf of TUC, for the creation of the China Broadband Education Resource Center ("CBERC"). CBERC was established in January 2003 for the transmission of various educational content and tools to schools for an annual fee.

             Tengtu China has sought to form joint ventures with various Chinese provinces on behalf of TUC. One of these has already been formed in Shaanxi province and three others were in the process of being organized. Each of these joint ventures is a Local Broadband Education Resource Center ("LBERC"). The original plan was for each Provincial LBERC to connect to CBERC and to contain its own educational and other materials mandated by the Provinces. This content would also be transmitted to individual schools for an annual fee.

                 Subsequent to entering into letters of intent to form provincial LBERCs the Company concluded an arrangement with the Agricultural Bank of China establishing a line of credit for client users of Tengtu products and services including its turn-key portals. This enabled Tengtu to change its business strategy to more quickly penetrate its market on a district-by-district basis versus school-by-school. This strategy has led to the installation of twenty-two turn-key portals to date and has shifted the Company's near term business priorities from establishing capital-intensive Provincial LBERC joint ventures to district and county-level LBERCs using turn-key portals. Therefore, the current Provincial LBERC projects have been abandoned, except for the Shaanxi LBERC which had already been operating. 5 million RMB (approximately $604,000) invested in Shandong provincial LBERC has been returned to the Company. As at the date of report, the Company was in the process of taking the necessary steps for the return of the remaining 5 million RMB from Shandong. A strategy for incorporating provincial level LBERCs may be determined as the market matures.

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

             The Company, through Tengtu United, originally advanced $4,469,000 for the formation of CBERC and the LBERCs. We adjusted the long term investment account by $604,000 during the quarter ended December 31, 2003 since we received the refund of $604,000 (5 million RMB) from Shandong provincial LBERC discussed above. For the six months ended December 31, 2003, both CBERC and Shaanxi LBERC had limited operations which resulted in an equity loss of $13,885. This loss reduced the investment at December 31, 2003 to $3,774,908.


2. Due from Related Party

           The Company has engaged Tengtu China, as its agent, to conduct all of Tengtu United's business. As agent, Tengtu China administers the daily operations of Tengtu United: paying operating expenses, collecting receivables and remitting net operating profits to the Company. The Company has recorded the following amount as due from Tengtu China at December 31, 2003:

Current Assets

   Balance at June 30, 2003                            $ 3,593,607

   Money returned by Shandong LBERC
   retained in Tengtu China:                               604,000

   Profits from operations,
      net of minority interest                           1,447,049
                                                      ------------
   Due from Related Party                              $ 5,644,656
                                                      ============

           Payment processes slower than those experienced in North America are not unusual in China, especially when dealing with a number of levels of government. In recognizing the different environment in which it is operating in China, the Company has classified $14,497,209 of due from Tengtu China as a long-term asset as of December 31, 2003.

           The totals of both current and long-term due from related party are net of a reserve for collection of $887,375.


3. SHORT-TERM DEBT

                  At December 31, 2003, short-term debt consists of $1,200,000 convertible debenture issued to Top Eagle Holdings, Ltd. ("Top Eagle") on December 15, 2003 as described in Note 4. Orion, a significant shareholder of the Company, which is owned beneficially by the Chairman of the Company's Board of Directors, advanced $603,825 to the Company for the general operating and administrative expenses during the six months ended December 31, 2003. On December 16, 2003, Orion converted $600,000 of such short-term loan into the Company's common stock at $0.50 per share.

4. Convertible Debenture

         On December 15, 2003 the Company entered into an agreement with Top Eagle Holdings, Ltd. ("Top Eagle") pursuant to which it paid Top Eagle $300,000 and issued to Top Eagle a new convertible debenture in the principal amount of $1.2 million, due December 15, 2004, in exchange for an outstanding convertible debenture in the principal amount of $1.5 million held by Top Eagle. The principal and accrued interest on the new convertible debenture are convertible into the Company's common stock at the rate of $1.50 per share, provided that the entire unpaid principal of, and accrued interest on, the debenture at December 15, 2004 may at the option of the holder, be converted into common stock at a conversion price which is 80% of the then market price of the Company's common stock. The debenture further provides that up to $200,000 of the principal was convertible into common stock at the rate of $.50 per share if such conversion right was elected on or prior to January 31, 2004. However, no such election was made.

        The convertible debenture includes a "beneficial conversion feature", which means that the loan can be converted into the Company's common stock at a price lower than market price of the stock on the date the debenture was issued. The Company recorded a discount of $346,417 against the face amount of the debt to recognize the beneficial conversion feature. Of this amount, $96,000 was amortized to interest expense in this period for the portion of the debt that was immediately convertible. The remaining $250,000 of the discount will be amortized over the one year life of the debt, with $10,417 charged to operations this period.

 5. Related Party Transactions

       During the six months ended December 31, 2003, the Company incurred consulting expenses of $188,549 from officers and directors of the Company. Consulting expenses for the six months ended December 31, 2002 were $203,271.


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

     Tengtu Uinted has an income tax "holiday" for its first profitable and four subsequent years as computed on a Chinese Tax basis, which is a hybridized cash basis of accounting. This holiday reduces income taxes by 100% for years one and two, and by 50% for years three through five. The Company accrued $85,478 of deferred tax payable for the six months ended December 31,2003, because Tengtu United generated $1,139,706 in net income before income tax and minority interest and it is in its third profitable tax year.


7. Litigation

           The Company is party to litigation in the normal course of business. In management's opinion, the litigation will not materially affect the Company's financial position, results of operation or cash flow.


8. Commitments and Contingencies

                 The Company has contracted with Agricultural Bank of China ("ABC") to have ABC provide financing to eligible customers of the Company. ABC will provide up to 80% of the contracted selling price of the Company to the customer. The Company provides a guaranty to the bank for any financing provided. As of December 31, 2003, ABC has made loan commitments of $18,000,000, but has not yet funded them.

            In January, 2004, the Company's joint venture partner, Tengtu China, defaulted on the repayment of a loan with a principal balance of approximately RMB 17 million (approximately $2,054,000) with the Hua Xia Bank of China, Chaoyang Branch. The bank agreed to extend the term for repayment of the loan for six months in exchange for a payment of RMB 1 million (approximately $121,000), which was loaned to Tengtu China by the Company, and a guarantee of the loan from Tengtu United. Tengtu United provided the necessary guarantee.

9. Presentation
   Certain amounts in the December 31, 2002 financial statements have been reclassified to conform to the December 31, 2003 presentation.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

       We are currently engaged, indirectly through Tengtu United and our agent, Tengtu China, in the following lines of business:

     o  sales of educational content software to Chinese K-12 schools;

     o sales of special software products for learning applications, resources management, distance learning and web/internet applications contained in the "Total Solution" software package;

     o development of the the Central Broadband Education Resource Center ("CBERC") with a division of the Chinese Ministry of Education, the National Center for Audio/Video Education. CBERC is an electronic resource center and portal containing educational materials that are transmitted to schools that download them daily via satellite and that are to be accessible by Internet;

     o development of Local Broadband Education Resource Centers ("LBERCs") through the sales of turn-key portals and electronic resource centers. It is anticipated that the LBERCs will connect with CBERC and contain their own educational and other materials as mandated by the provincial branches of the Chinese Ministry of Education.;

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

                          RECENT BUSINESS DEVELOPMENTS

RESTRUCTURING

         On January 20, 2004, our proposed Restructuring whereby we are to acquire 100% of Tengtu United and all of the net profits generated by its business in exchange for 30 million shares or our common stock was approved by our shareholders. We are currently working to close the transaction by ensuring that all necessary conditions to closing have been fulfilled properly and in accordance with Chinese law. The Restructuring is more fully described in our Definitive Proxy Materials filed with the SEC on December 19, 2003.

         On December 17, 2003, we announced that Tengtu United has signed a cooperation agreement with China Hewlett-Packard to jointly market computer software and hardware products in the Chinese K-12 education market. Pursuant to the agreement, Tengtu United and China Hewlett-Packard will jointly market and promote three products: the Rural Area Satellite Solution, the Rural Area LAN and the Urban Area Portal for Local Education Bureau. Each product combines a Hewlett Packard server and its storage devices with our educational resources and software.



         The agreement calls for co-operative advertising and promotion activities, cross training of sales representatives and technical support personnel as well as the creation of a solution demonstration center featuring China Hewlett-Packard servers and related hardware configured with Tengtu's application software. In January, 2004, we completed the first installations under the China Hewlett-Packard agreement with portals installed in Changsha County in the Hunan province, Siming District of Xiamen City in the Fujian province and Wuzhou City in the Guanxi province.


         On October 24, 2003, Tengtu announced the untimely death of Mr. Zhang Fan Qi, CEO and Chairman of Tengtu China and a director of Tengtu International Corp.


LIQUIDITY AND CAPITAL RESOURCES FOR THE SIX MONTHS ENDED
DECEMBER 31, 2003 AND 2002

Six Months Ended December 31, 2003

          For the six months ended December 31, 2003, net cash used by operating activities totalled $1,684,465. The net loss for the six months was $189,362. Other cash changes by operating activities include non-cash changes for depreciation of $27,435, impaired assets write off $9,701, equity changes on investment of $617,885, and non-cash interest expense of $152,013 related to the convertible debenture.

           Cash decreased as a result of the increase of $2,051,049 in due from Tengtu China which represents 57% of the profit earned by Tengtu United for the six months ended December 31, 2003 and a $604,000 refund from Shandong LBERC. The Company used cash received from a private placement to pay down $430,267 of its accounts payable. Cash reduced by the decrease in accrued expenses of $430 and other liabilities of $6,221. The decrease in prepaid expenses of $44,474, $75,280 of other receivable, and increase of deferred income tax payable of $85,478 resulted in a favourable change to operating cash flow.

              We did not make any investments during the six months ended December 31, 2003.

           Net cash flow from financing activities was $2,325,699. It includes the Orion short term loan of $603,825, a principal payment of $300,000 for Top Eagle convertible debenture, and $2,021,874 of cash received from a private placement of units of common stock and common stock purchase warrants and the exercise of stock warrants.

         Cash on hand is not sufficient to meet our capital investment plans and operating requirements for the next 12 months. We are planning to raise additional funds to meet the cash requirements for the CBERC project and the needs of our operations. There can be no assurance that such financing will be available, or if available, that it will be on acceptable terms.


Six Months Ended December 31, 2002

           For the six months ended December 31, 2002, net cash used by operating activities was $1,874,310. The net loss for the six months, $1,840,520, includes non-cash charges for depreciation and amortization of $72,477, equity loss on investment of $16,478, non-cash compensation expenses associated with the issuance of common shares for services of $50,835, non-cash interest expense of $46,301 related to convertible debenture, and an impaired assets write-off of $2,662.

           Cash was further decreased by the increase of $121,962 in due from Tengtu China for working capital advances and net profits from operations. The decrease in prepaid expenses resulted in a favourable change of $27,298 to operating cash flow. In addition, a small increase of $13,002 in other receivables was primarily due to the increase of a tax refund.

           The Company used the cash raised in private placements, primarily in the second quarter of fiscal 2003, to reduce its outstanding accounts payables. For the six months ended December 31, 2002, the accounts payable decreased $142,049. An increase of $44,617 in accrued expenses was primarily due to accrued legal expenses. Cash was further reduced by the decrease of due to related party consultants of $6,430, and other liabilities of $11,015.

      The Company did not make any investments for the six months ended December 31, 2002.

      Net cash flow from financing activities was $1,089,874. It includes the Orion short term loan of $723,304, $1,749,200 for payment of principal and interest on another loan, and $2,115,770 of cash received from a private placement of common shares.


CONTRACTUAL OBLIGATIONS

         The Company's contractual obligations at December 31, 2003 include a $1,200,000 convertible debenture held by Top Eagle Holdings, Ltd. due December 15, 2004.

         We are also committed to fund CBERC as follows: RMB 30 million (approximately $3,624,000) within twelve months after the establishment of CBERC and RMB 20 million (approximately $2,416,000) within eighteen months after the establishment of CBERC. CBERC was established in January 2003. In January 2004, a new agreement was reached between Tengtu Untied and CBERC, pursuant to which the payment due in January, 2004 was extended by six months.

            In January, 2004, our joint venture partner, Tengtu China, defaulted on the repayment of a loan with a principal balance of approximately RMB 17 million (approximately $2,054,000) with the Hua Xia Bank of China, Chaoyang Branch. The bank agreed to extend the term for repayment of the loan for six months in exchange for a payment of RMB 1 million (approximately $121,000) which was loaned to Tengtu China by the Company, and a guarantee of the loan from Tengtu United. Tengtu United provided the necessary guarantee. The loan guarantee was made for the following reasons: the monies borrowed by Tengtu China had been used for Tengtu United operations, Tengtu China's operations consist solely of acting as agent in conducting Tengtu United's operations and a lawsuit by the bank might result in Tengtu China's accounts being frozen up to the amount of the loan, thereby impairing Tengtu China's ability to effectively act as Tengtu United's agent.


         We are planning to raise additional funds to meet the cash requirements for CBERC project and the needs of our operations for the next 12 months. There can be no assurance that such financing will be available, or if available, that it will be on acceptable terms.


OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

Revenues and Gross Margin

During the quarter ended December 31, 2003, we continued the restructuring of our marketing strategy and product mix in China engaging the marketplace on a district-by-district basis. Tengtu United sales for the six months ended December 31, 2003 and 2002 were $4,194,973 and $1,172,833 respectively. Please refer to the chart below for more information about revenues and gross margin for the six months ended December 31, 2003.

                                   ----------------------------- -------------------------------
                                       December 31, 2003             December 31, 2002
                                   ----------------------------- -------------------------------
----------------------------------
                Product                    Revenues        GM%           Revenues         GM%
---------------------------------- ---------------------- ------ ----------------------- -------
Software products                   $    2,131,386          66%   $     107,300             41%
---------------------------------- ---------------------- ------ ----------------------- -------
Satellite Equipment                 $    1,306,181          28%   $     634,555             26%
---------------------------------- ---------------------- ------ ----------------------- -------
Systems Integration Services        $      757,104           8%   $         -
---------------------------------- ---------------------- ------ ----------------------- -------
Other Products and Services         $          302                $     430,978             51%
---------------------------------- ---------------------- ------ ----------------------- -------
Total:                              $    4,194,973          44%   $   1,172,833             36%
---------------------------------- ---------------------- ------ ----------------------- -------

GM % means the gross margin percentage in the table above.


General and Administrative Expenses
------------------------------------

                 December 31, 2003          December 31, 2002
                 -----------------         -----------------
                     $957,482                 $1,179,024

           For the six months ended December 31, 2003, general and administrative expenses were $957,482. The general and administrative expenses incurred by Tengtu United amounted to $568,688. The major components of the remaining balance were legal and professional fees of $276,000, public relations related costs of $42,000, and $26,000 of expenses incurred by TIC Beijing. The expenses were reduced by $221,542 compared to the same period of last year. The decrease was primarily due to a reduction in legal fees of $111,000, accounting fees of $23,000, and TIC costs saving of $87,000.

Related Party Consultants
-------------------------

                  December 31, 2003        December 31, 2002
                 -----------------         -----------------
                      $188,549                 $203,271



           Related party consultants' expense relates to staff that manages technical developments and financing activities in North America and China.



Collection Provision
--------------------

                 December 31, 2003         December 31, 2002
                 -----------------         -----------------
                      $160,323                   $22,001

           The collection provision represents an estimate of potential uncollectible accounts associated with sales by Tengtu United. The lower amount in 2002 was primarily due to the lower sales. This provision is included in due from related party.

Selling Expense
---------------

                 December 31, 2003         December 31, 2002
                 -----------------         -----------------
                      $535,914                  $808,267


         The majority of selling expenses relate to staff salary and travel expenses in the marketing department in Tengtu China. The expense was $260,575 lower than the same period of last year. The cost saving is due to the closing of several branch offices of Tengtu China.



Interest Income
---------------


                 December 31, 2003         December 31, 2002
                 -----------------         -----------------
                    $     484                    $125,909

         Interest income decreased by $125,425 compared with same period last year due to the termination of a loan agreement with Ming Shen Bank of China ("Ming Shen"). The loan was for approximately $3,745,000 and was collateralized by a $4 million restricted U.S. dollar denominated deposit that earned interest at 6.15% annually. We used the deposit to repay the loan.

Interest Expense
----------------

                   December 31, 2003         December 31, 2002
                   -----------------         -----------------
                      $196,511                    $267,304

          For the six months ended December 31, 2003, interest expense principally was the interest on the convertible debenture held by Top Eagle Holdings, Ltd. net of a reversal of approximately $15,500 for over-accrual of interest expense for a short-term loan. The interest expense for the six months ended December 31, 2002 consisted of interest on the Top Eagle debenture, a loan from Quest Ventures, Ltd. and the Ming Shen Bank loan in China.

                       The decrease in interest expense for the six months ended December 31, 2003 is due to the repayment of the Ming
Shen and Quest Ventures loans in the year ended June 30, 2003.


Other Income
------------

                   December 31, 2003         December 31, 2002
                   -----------------         -----------------
                       $594,815                    $175,434

                Other income is principally the credits for value added tax paid in China for Tengtu United's sales. The Chinese government has tax incentive policies for high technology enterprises. Tengtu is entitled to the credit of value added tax and the company applies for the tax credit from the Chinese government on a monthly basis. The lower amount in 2002 was primarily due to the lower sales.



Income tax expense
-----------------

                    December 31, 2003         December 31, 2002
                   ------------------         -----------------
                        $85,478                       0

     Tengtu United has an income tax "holiday" for its first profitable and four subsequent years as computed on a Chinese Tax basis, which is a hybridized cash basis of accounting. This holiday reduces income taxes by 100% for years one and two, and by 50% for years three through five. We accrued $85,478 of deferred tax payable for the six months ended December 31, 2003, because Tengtu United generated $1,139,706 of net income before income tax and minority interest and it is in its third profitable tax year.

Minority interest
-----------------

                   December 31, 2003          December 31, 2002
                   ------------------         -----------------
                        $453,318                      0

         Minority interest represents Tengtu China's 43% interest in the operating profits of the joint venture company, Tengtu United.




OPERATING RESULTS FOR THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

Revenues and Gross Margin

         Tengtu United sales for the three months ended December 31, 2003 and 2002 were $2,286,516, and $534,186 respectively. Please refer to the chart below for more information about revenues and gross margin for the quarter.

                              -------------------------- ---------------------------
                                   December 31, 2003           December 31, 2002
                              -------------------------- ---------------------------
-----------------------------
                Product             Revenues       GM%          Revenues        GM%
----------------------------- ------------------- ------ -------------------- -------
Software products              $    646,442         72%   $     94,317           40%
----------------------------- ------------------- ------ -------------------- -------
Satellite Equipment            $    882,969         25%   $     58,947           26%
----------------------------- ------------------- ------ -------------------- -------
Systems Integration Services   $    757,104          8%   $        -
----------------------------- ------------------- ------ -------------------- -------
Other Products and Services    $        -                 $    380,922           49%
----------------------------- ------------------- ------ -------------------- -------
Total:                         $  2,286,515         33%   $    534,186           41%
----------------------------- ------------------- ------ -------------------- -------

GM % means the gross margin percentage in the table above.


General and Administrative Expenses
------------------------------------

                 December 31, 2003         December 31, 2002
                 -----------------         -----------------
                    $482,207                    $432,877

           For the three months ended December 31, 2003, general and administrative expenses were $482,207. The general and administrative expenses incurred by Tengtu United amounted to $345,867. The major components of the remaining balance were legal and professional fees of $136,000. The expenses increased by $50,000 compared to the same period of last year. The increase was mainly due to the one-time restructure related travel expenses.


Related Party Consultants
-------------------------

                  December 31, 2003        December 31, 2002
                 -----------------         -----------------
                     $104,228                 $100,993



           Related party consultants' expense relates to staff that manages technical developments and financing activities in North America and China. Tengtu United hired two more executives during the quarter ended December 31, 2003.

Collection Provision
--------------------


                 December 31, 2003         December 31, 2002
                 -----------------         -----------------
                      $89,839                   $3,898

           The expense represents an estimate of potential uncollectible accounts associated with sales by Tengtu United. The lower amount in 2002 was primarily due to the lower sales. This provision is included in due from related party.

Selling Expense
---------------

                 December 31, 2003         December 31, 2002
                 -----------------         -----------------
                      $213,015                  $410,396


         The majority of selling expenses relates to staff salary and travel expenses in the marketing department in Tengtu China. The expense was $185,905 lower than the same period of last year. The cost saving is due to the closing of several branch offices in Tengtu United.



Interest Income
---------------



                 December 31, 2003         December 31, 2002
                 -----------------         -----------------
                    $     113                     $62,964

         Interest income decreased by $62,851 compared with the same period last year due to the termination of a loan agreement with Ming Shen Bank of China ("Ming Shen"). The loan was for approximately $3,745,000 and was collateralized by a $4 million restricted U.S. dollar denominated deposit that earned interest at 6.15% annually. We used the deposit to repay the loan.


Interest Expense
----------------

                   December 31, 2003         December 31, 2002
                   -----------------         -----------------
                      $160,780                  $122,731

         For the three months ended December 31, 2003, interest expense principally consisted of the interest on the debenture held by Top Eagle Holdings, Ltd. of $152,807. The interest expense for the three months ended December 31, 2002 consisted of interest on the Top Eagle debenture, a loan from Quest Ventures, Ltd. and the Ming Shen Bank loan in China.

Other Income
------------

                    December 31, 2003        December 31, 2002
                   -----------------         -----------------
                       $321,055                  $96,517

         Other income is principally the credits for value added tax paid in China for Tengtu United's sales. Chinese government has a tax incentive policy for high technology enterprises. Tengtu United is entitled to the credit for value added tax and the company applies for the tax credit on a monthly basis from Chinese government. The lower amount in 2002 was primarily due to the lower sales.



Income tax expense
-----------------

                   December 31, 2003          December 31, 2002
                   ------------------         -----------------
                       $29,509                         0

     We accrued $29,509 of deferred tax payable for the quarter ended December 31, 2003, because Tengtu United generated $393,459 of net income before income tax and minority interest and it is in its third profitable tax year.


Minority interest
-----------------

                   December 31, 2003          December 31, 2002
                   ------------------         -----------------
                       $156,498                         0

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

           We operate through subsidiaries located in Beijing, China and our administrative offices are located in Toronto, Canada. We grant credit to our customers principally in China.

             We perform certain credit evaluation procedures and do not require collateral. We believe that credit risk is limited because we routinely assess the financial strength of our customers, and based upon factors surrounding the credit risk of our customers, establish an allowance for uncollectible accounts. As a consequence, we believe that our accounts receivable credit risk exposure beyond such allowances is limited.

             We established an allowance for doubtful accounts of $887,375 at December 31, 2003. We believe any credit risk beyond this amount would be negligible.

             At December 31, 2003, we had $927,456 of cash in banks which were uninsured.

             We do not require collateral or other securities to support financial instruments that are subject to credit risk.

             For the six months ended December 31, 2003, more than 99% of sales were generated through Tengtu United. Receivables related to these sales transactions are grouped together with amounts due from a related party, Tengtu China, in our financial statements. For the six months ended December 31, 2003 and 2002, no customer accounted for more than 10% of total sales.

MARKET RISK SENSITIVE INSTRUMENTS


FINANCIAL INSTRUMENT                       CARRYING VALUE    FAIR VALUE

Instruments entered into for trading purposes

NONE

Instruments entered into for other than trading purposes

     Cash and Cash equivalents
          United States                        $    -       $     -
          Foreign                                927,456       927,456
                                               ---------     ---------
                  Total                        $ 927,456    $  927,456
                                               =========     =========


     Accounts payable
          United States                        $  65,514    $  65,514
          Foreign                                256,866      256,866
                                               ---------    ----------
                  Total                        $ 322,380    $ 322,380
                                               =========    ==========

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



Item 4.    Controls and Procedures

         During December 2003, an evaluation was performed under the supervision and with the participation of our management for the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, we concluded that our disclosure controls and procedures were effective in ensuring that material information relating to us with respect to the period covered by this report was reported.

        During the quarter ended December 31, 2003, our management began working to establish a more effective financial reporting system with Tengtu United. The new format for financial reports to TIC from our joint venture partner in China has been implemented and put into place since December 11, 2003. Beginning in January 2004, we started to provide additional training to the staff in the accounting department Tengtu United with respect to U.S. Generally Accepted Accounting Principles ("GAAP") and the necessary steps to convert financial information into a format compatible with U.S. GAAP. The Company plans to take further steps with its joint venture partner to improve the financial reporting system to prevent reporting errors and delays in the receipt of information. There have been no other significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 2.  Changes in Securities and Use of Proceeds
-------  ------------------------------------------

         During the period from October 24, 2003 to November 21, 2003 we sold an aggregate of 5,000,000 shares of common stock and warrants to purchase for $.75 per share an aggregate of 2,500,000 shares of our common stock for an aggregate purchase price of $2,500,000. The issuance of the shares and warrants was conducted pursuant to either Regulation S under the Securities Act on the basis that the purchaser is a non-U.S. person as defined in Regulation S or in reliance upon Regulation D under the Securities Act based upon the investors being "accredited" within the meaning of Regulation D under the Securities Act.

         The warrants may be exercised for a term of one year from the date of re-sale registration of the common stock into which they are exercisable.

         On December 15, 2003 we entered into an agreement with Top Eagle Holdings, Ltd. ("Top Eagle") pursuant to which we paid Top Eagle $300,000 and issued to Top Eagle a new convertible debenture in the principal amount of $1.2 million due December 15, 2004 in exchange for an outstanding convertible debenture in the principal amount of $1.5 million held by Top Eagle. The principal and accrued interest on the new convertible debenture are convertible into our common stock at the rate of $1.50 per share, provided that the entire unpaid principal of, and accrued interest on, the debenture at December 31, 2004 may at the option of the holder, be converted into our common stock at a conversion price which is 80% of the then market price of our common stock. The debenture further provides that up to $200,000 of the principal was convertible into our common stock at the rate of $.50 per share if such conversion right was elected on or prior to January 31, 2004. However, no such election was made.

         The new debenture was issued to Top Eagle pursuant to Regulation S under the Securities Act on the basis that Top Eagle is a non-U.S. Person as defined under Regulation S.

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

10.37 English translation of November, 2003 Agreement between Tengtu United and Hewlett Packard (China) Company, Ltd.

11.1 Statement re: Computation of Per Share Earnings for the Six Months and Three Months ended December 31, 2003;

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

Date: February 17, 2004                          John Watt
      -----------------                         --------------------------------
                                     (Name)

                                                 /s/ John Watt
                                                --------------------------------
                                                 (Signature)
                                                  President
                                                --------------------------------
                                                 (Title)

Date: February 17, 2004                          Judy Ye
     ------------------                         --------------------------------
                                                 (Name)

                                                /s/ Judy Ye
                                                --------------------------------
                                                 (Signature)

                                                Chief Financial Officer
                                                --------------------------------
                                                 (Title)