Form 10-Q
period 2004-03-31
TENGTU INTERNATIONAL CORP
filed 2004-05-13
CIK 847597

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...........to...............

Commission File Number 000-29957


                           TENGTU INTERNATIONAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                               77-0407366
   ---------------------------------            ----------------------
     (State or other jurisdiction               (I.R.S. Employer
   of incorporation or organization)            Identification Number)


      236 Avenue Road, Toronto, Ontario Canada         M5R 2J4
      ----------------------------------------        ----------
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
                                              Yes  X            No
                                                  ----            ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.
                                              Yes               No X
                                                 ----             ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 108,021,239 shares outstanding as of April 29, 2004.


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

PART I - FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  (UNAUDITED)
                                                                                     AS OF           AS OF
                                                                                    MARCH 31,       JUNE 30,
                                                                                     2004             2003
                                                                                  ------------    ------------
                           ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                      $    681,284    $    283,802
   Due from related party                                                            6,611,780       3,593,607
   Prepaid expenses                                                                    752,049         811,269
   Other receivables                                                                    54,770         154,011
                                                                                  ------------    ------------
     Total Current Assets                                                            8,099,884       4,842,689
                                                                                  ------------    ------------

                                                                                  ------------    ------------
PROPERTY AND EQUIPMENT, net                                                             64,040          82,688
                                                                                  ------------    ------------
OTHER ASSETS
    Due from related party                                                          14,497,209      14,497,209
   Notes receivable                                                                     11,881          11,881
   Long-term investment                                                              3,492,279       4,392,793
                                                                                  ------------    ------------
     Total Other Assets                                                             18,001,369      18,901,883
                                                                                  ------------    ------------

                                                                                  ------------    ------------
TOTAL ASSETS                                                                      $ 26,165,293    $ 23,827,260
                                                                                  ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                               $    200,026    $    752,647
   Accrued expenses                                                                     26,400           1,446
   Due to related party consultants                                                  1,207,714       1,207,714
   Short-term loan less discount                                                     1,030,187       1,454,404
   Deferred tax payable                                                                132,470               0
   Other liabilities                                                                   644,992         650,310
                                                                                  ------------    ------------
     Total Current Liabilities                                                       3,241,790       4,066,520
                                                                                  ------------    ------------
COMMITMENTS
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share; authorized                                  --              --
     10,000,000 shares; issued -0- shares
   Common stock par value $.01 per share; authorized 150,000,000 shares; issued
     78,099,659 shares (June 30, 2003-
66,736,223); outstanding 78,021,239(June 30,2003-66,657,803)                           780,212         666,578
   Additional paid in capital                                                       38,099,118      34,872,453
   Accumulated deficit                                                             (15,941,779)    (15,761,845)
     Cumulative translation adjustment                                                 (13,263)        (15,662)
                                                                                  ------------    ------------
                                                                                    22,924,288      19,761,524
Less: Treasury stock, at cost, 78,420 common shares                                       (784)           (784)
                                                                                  ------------    ------------
       Total Stockholders' Equity                                                   22,923,504      19,760,740
                                                                                  ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 26,165,293    $ 23,827,260
                                                                                  ============    ============


                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   (UNAUDITED)     (UNAUDITED)
                                                   NINE MONTHS     NINE MONTHS
                                                      ENDED          ENDED
                                                    MARCH 31,       MARCH 31,
                                                      2004            2003
                                                  ------------    ------------
SALES                                             $  5,847,118    $  3,156,270
COST OF SALES                                        2,947,279       1,970,470
                                                  ------------    ------------
                                                     2,899,839       1,185,800
                                                  ------------    ------------

OPERATING EXPENSES
   General and administrative                        1,403,119       1,728,071
   Related party consultants                           308,553         306,711
   Collection provision                                224,638          95,332
   Selling                                             696,208       1,076,295
   Depreciation                                         45,380          44,004
                                                  ------------    ------------
                                                     2,677,898       3,250,413
                                                  ------------    ------------

   Operating Income/Loss                               221,941      (2,064,613)

OTHER INCOME (EXPENSE)
   Equity earnings (loss) in investee                 (103,234)        (60,054)
   Interest income                                         933         188,772
   Interest expense                                   (291,108)       (369,303)
   Other income                                        826,538         526,898
                                                  ------------    ------------
                                                       433,129         286,313
                                                  ------------    ------------
Income (loss) before income tax and
        minority interests                             655,070      (1,778,300)
Income tax                                            (132,470)           --
Minority interest in subsidiarys' Income (Loss)       (702,535)           --
                                                  ------------    ------------
Net Loss                                          $   (179,935)   $ (1,778,300)
                                                  ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                               74,066,341      52,121,619
Common stock equivalents
                                                  ------------    ------------
Diluted                                             74,066,341      52,121,619
                                                  ============    ============

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                                   (0.002)         (0.034)
Diluted                                                 (0.002)         (0.034)


                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   (UNAUDITED)     (UNAUDITED)
                                                  THREE MONTHS    THREE MONTHS
                                                      ENDED          ENDED
                                                     MARCH 31,      MARCH 31,
                                                      2004            2003
                                                  ------------    ------------
SALES                                             $  1,652,146    $  1,913,585
COST OF SALES                                          586,540       1,116,395
                                                  ------------    ------------
                                                     1,065,606         797,190
                                                  ------------    ------------

OPERATING EXPENSES
   General and administrative                          445,637         538,052
   Related party consultants                           120,004         103,440
   Collection provision                                 64,315          73,331
   Selling                                             160,294         279,805
   Depreciation                                         17,945          12,842
                                                  ------------    ------------
                                                       808,195       1,007,470
                                                  ------------    ------------

   Operating Income/Loss                               257,411        (210,280)

OTHER INCOME (EXPENSE)
   Equity earnings (loss) in investee                  (89,349)        (43,576)
   Interest income                                         450          62,863
   Interest expense                                    (94,597)       (101,999)
   Other income                                        231,723         355,215
                                                  ------------    ------------
                                                        48,227         272,503
                                                  ------------    ------------
Income before income tax and minority interests        305,638          62,223
Income tax                                             (46,992)           --
Minority interest in subsidiary's-Income (Loss)       (249,216)           --
                                                  ------------    ------------
Net Income                                        $      9,430    $     62,223
                                                  ============    ============



WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                               77,940,662      53,436,165
Common stock equivalents                             7,817,944       3,921,656
                                                  ------------    ------------
Diluted                                             85,758,606      57,357,821
                                                  ============    ============

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                                    0.000           0.001
Diluted                                                  0.000           0.001


                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              (UNAUDITED)   (UNAUDITED)
                                                              NINE MONTHS   NINE MONTHS
                                                                ENDED          ENDED
                                                               MARCH 31,     MARCH 31,
                                                                 2004          2003
                                                             ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss:                                                     ($  179,935)   ($1,778,300)
Adjustments to reconcile net loss to net cash:

 Depreciation and amortization                                     45,380         91,453
 Changes on investment at equity                                  900,514         60,054
 Noncash compensation expense on shares issued for services             0         50,835
 Noncash interest expense - convertible debenture                 212,013         69,905
 Impaired Assets Write Off                                        (26,732)         2,662
Changes in operating assets:
 Due from related party                                        (3,018,173)      (465,326)
 Prepaid expenses                                                  59,220        177,947
 Other receivables                                                 99,242       (189,587)
 Accounts payable                                                (552,621)      (186,864)
 Accrued expenses                                                  24,953       (300,601)
 Due to related party consultants                                       0       (175,319)
Deferred income tax payable                                       132,470              0
 Other liabilities                                                 (5,318)        (3,795)
                                                              -----------    -----------
 Net Cash Used by Operating Activities                         (2,308,986)    (2,646,936)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from short-term loans                                   609,770        753,716
 Cash paid on short-term loans                                   (300,000)    (1,749,200)
 Cash received for shares and options issued                    2,394,299      3,144,238
                                                              -----------    -----------
Net Cash Provided by Financing Activities                       2,704,069      2,148,754
                                                              -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             2,399            290
                                                              -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  397,482       (497,892)
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS, beginning of the period                283,802        914,838

CASH AND CASH EQUIVALENTS, end of the period                  $   681,284    $   416,946
                                                              ===========    ===========

Supplemental disclosures of cash flows information and non-cash investing and financing activities:

For the nine months ended March 31, 2004, the Company paid cash for interest expenses of $75,056 (March 31, 2003-$245,912).

On December 15, 2003 the Company entered into an agreement with Top Eagle Holdings, Ltd. ("Top Eagle") pursuant to which it paid Top Eagle $300,000 and issued to Top Eagle a new convertible debenture in the principal amount of $1.2 million due December 15, 2004 in exchange for an outstanding convertible debenture in the principal amount of $1.5 million held by Top Eagle. During the nine months ended March 31, 2004 $212,013 of non-cash interest expenses was recorded. Please refer to note 4 for more information.

During the nine months ended March 31, 2003, Orion Capital Inc. ("Orion"), a significant shareholder of the Company, which is owned beneficially by the Chairman of the Company's Board of Directors, advanced $609,770 to the Company for general operating and administrative expenses. On November 6, 2003, Orion converted $600,000 of the short-term loan into the Company's common stock at $0.50 per share.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                      NOTES

                              BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to fairly present the interim financial information have been included. Results for the nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. For further information, please refer to the consolidated financial statements and notes thereto included in Tengtu International Corp. and Subsidiary's annual report on Form 10-K/A for the fiscal year ended June 30, 2003.

1. The Company

         Tengtu International Corp. (the "Company") is a provider of distance learning and e-education solutions, training and methodologies, in support of China's goals to modernize its K-12 education system. Substantially all these activities are carried out through the Company's subsidiary, Beijing Tengtu United Electronics Development Co., Ltd. ("TUC" or "Tengtu United"), which was, until April 5, 2004, a joint venture. The Company had an equity interest in TUC of 57%, and its former joint venture partner, Tengtu China, owned the remaining 43%.

              On September 15, 2003, the Company signed an agreement with the beneficial owner of Tengtu China that allowed the Company to purchase the 43% interest of Tengtu China in TUC for 30 million common shares of the Company. The agreement also gives proxy control to the Company of a number of other entities in China owned by Tengtu China's beneficial owner. The agreement was approved by the Company's shareholders at the Company's annual shareholders meeting held on January 20, 2004 and closed on April 5, 2004.

             Tengtu China entered into a joint venture with a division of the Chinese Ministry of Education, on behalf of TUC, for the creation of the China Broadband Education Resource Center ("CBERC"). CBERC was established in January 2003 for the transmission of various educational content and tools to schools for an annual fee. The interest in CBERC held by Tengtu China is currently in the process of being transferred to TUC.

             Tengtu China has sought to form joint ventures with various Chinese provinces on behalf of TUC. One joint venture was formed in Shaanxi province and three others were in the process of being organized when the Company changed its focus away from this structure involving Local Broadband Education Resource Centers ("LBERC") at the Provincial level. Originally, the Company planned to establish a number of Provincial LBERCs which would connect to CBERC and contain their own educational and other materials mandated by the Provinces.

         Subsequent to entering into letters of intent to form provincial LBERCs, the Company concluded an arrangement with the Agricultural Bank of China establishing a line of credit for client users of Tengtu products and services including its turn-key portals. This enabled Tengtu to change its business strategy to more quickly penetrate its market on a district-by-district basis with the smaller turn-key portals at the local level. This strategy has led to the installation of twenty-four turn-key portals to date and has shifted the Company's near term business priorities from establishing capital-intensive Provincial LBERC joint ventures to district and county-level LBERCs using turn-key portals.

         Therefore, the current Provincial LBERC projects have been abandoned, except for the Shaanxi LBERC which had already been operating. 6.6 million RMB (approximately $800,000) invested in Shandong provincial LBERC has been returned to the Company. As at the date of report, the Company was in the process of taking the necessary steps for the return of the remaining 3.4 million RMB from Shandong. A strategy for incorporating Provincial level LBERCs may be revisited as the Chinese educational market matures.

               Although TUC's equity interest in the LBERC joint ventures is over 50%, it does not control the joint ventures due to participating rights exercised by the minority interest holder in the management of the joint ventures. The investment, therefore, are accounted for using the equity method of accounting as TUC has the ability to exercise significant influence, but not control, over the investees.

             The Company, through Tengtu United, originally advanced $4,469,000 for the formation of CBERC and the LBERCs. The Company adjusted the long term investment account by $800,000 for the nine months ended March 31, 2004 because the Company received a refund of $800,000 (6.6 million RMB) from the Shandong provincial LBERC, as discussed above. For the nine months ended March 31, 2004, both CBERC and Shaanxi LBERC had limited operations which resulted in an equity loss of $103,234. This loss reduced the investment at March 31, 2004 to $3,492,279.


2. Due from Related Party

           The Company had engaged Tengtu China, as its agent, to conduct all of TUC's business. As agent, Tengtu China administered the daily operations of TUC: paying operating expenses, collecting receivables and remitting net operating profits to the Company. The Company has recorded the following amount as due from Tengtu China at March 31, 2004:

Current Assets

  Balance at June 30, 2003           $3,593,607

  Money returned by Shandong LBERC
  retained in Tengtu China              800,000

  Fund Advance to Tengtu China          980,000

  Profits from operations,
  net of minority interest            1,238,173
                                     ----------
  Due from Related Party             $6,611,780
                                     ==========

           Payment processes slower than those experienced in North America are not unusual in China, especially when dealing with a number of levels of government. In recognizing the different environment in which it is operating in China, the Company has classified $14,497,209 of due from Tengtu China as a long-term asset as of March 31, 2004.

           The totals of both current and long-term due from related party are net of a reserve for collection of $951,690 and minority interest of $4,078,379.


3. SHORT-TERM DEBT

            At March 31, 2004, short-term debt consisted of a $1,200,000 convertible debenture issued to Top Eagle Holdings, Ltd. ("Top Eagle") on December 15, 2003 as described in Note 4. Orion , a significant shareholder of the Company, which is owned by the Chairman of the Company's Board of Directors, advanced $609,770 to the Company for general, operating and administrative expenses during the nine months ended March 31, 2004. On November 6, 2003, Orion converted $600,000 of such short-term loan into the Company's common stock at $0.50 per share.

4. Convertible Debenture

         On December 15, 2003 the Company entered into an agreement with Top Eagle pursuant to which it paid Top Eagle $300,000 and issued to Top Eagle a new convertible debenture in the principal amount of $1.2 million, due December 15, 2004, in exchange for an outstanding convertible debenture in the principal amount of $1.5 million held by Top Eagle. The principal and accrued interest on the new convertible debenture are convertible into the Company's common stock at a conversion price which is 80% of the then market price of the Company's common stock. The debenture further provides that up to $200,000 of the principal was convertible into common stock at the rate of $.50 per share if such conversion right was elected on or prior to January 31, 2004. However, no such election was made.

         The convertible debenture includes a "beneficial conversion feature", which means that the loan can be converted into the Company's common stock at a price lower than market price of the stock on the date the debenture was issued. The Company recorded a discount of $346,417 against the face amount of the debt to recognize the beneficial conversion feature. Of this amount, $166,417 was amortized to interest expense; the remainder of the discount will be amortized over the next nine months.

 5. Related Party Transactions

         During the nine months ended March 31, 2004, the Company incurred consulting expenses of $308,553 from officers and directors of the Company. Consulting expenses for the nine months ended March 31, 2003 were $306,711.


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

         TUC has an income tax "holiday" for its first profitable and four subsequent years as computed on a Chinese Tax basis, which is a hybridized cash basis of accounting. This holiday reduces income taxes by 100% for years one and two, and by 50% for years three through five. The Company accrued $132,470 of deferred tax payable for the nine months ended March 31,2004, because Tengtu United generated $1,766,272 in net income before income tax and minority interest and it is in its third profitable tax year.

7. Litigation

         The Company is party to litigation in the normal course of business. In management's opinion, the litigation will not materially affect the Company's financial position, results of operation or cash flow.


8. Commitments and Contingencies

         The Company has contracted with Agricultural Bank of China ("ABC") to have ABC provide financing to eligible customers of the Company. ABC will provide up to 80% of the contracted selling price of the Company to the customer. TUC is to provide a guaranty to the bank for any financing provided. As of March 31, 2004, ABC was reviewing its commitment in view of the Restructuring transaction which closed on April 5, 2004 and the substitution of TUC for Beijing Jiade Science and Technology Group Co. Ltd. as guarantor.
The Company believes that ABC will continue this commitment.

         In January 2004, the Company's joint venture partner, Tengtu China, defaulted on the repayment of a loan with a principal balance of approximately RMB 17 million (approximately $2,054,000) with the Hua Xia Bank of China, Chaoyang Branch. The bank agreed to extend the term for repayment of the loan for six months in exchange for a payment of RMB 1 million (approximately $121,000), which was advanced to Tengtu China by the Company, and a guarantee of the loan from Tengtu United.

9. Presentation

         Certain amounts in the March 31, 2003 financial statements have been reclassified to conform to the March 31, 2004 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         We are currently engaged, through Tengtu United, in the following lines of business:

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

         While we have instructed Tengtu China to conduct all of Tengtu United's business with all Chinese government entities in the past, Tengtu United is now starting to deal directly with these entities and we plan to have all of our business, with the exception of electronic publishing, and joint ventures such as CBERC, run directly through Tengtu United. At the present time, Tengtu China, as Tengtu United's agent, administers some of the daily operations of Tengtu United, such as paying operating expenses, collecting receivables and remitting net operating profits to Tengtu United.

                          RECENT BUSINESS DEVELOPMENTS

RESTRUCTURING

         On January 20, 2004, our shareholders approved a Restructuring whereby we acquired the 43% of Tengtu United that we did not already own, and all of the net profits generated by its business, in exchange for 30 million shares or our common stock. We closed the Restructuring on April 5, 2004, at which time all conditions to closing other than the transfer of CBERC to Tengtu United were met. We waived this condition because we have filed for the necessary approvals for the CBERC transfer and believe that there is a high likelihood that it will be accomplished by May 30, 2004.


               On March 31, 2004, Tengtu announced that Tengtu United has signed a General Framework Agreement for Cooperation (the Agreement) with Microsoft (China) Co. Along with Microsoft (China) Co., we developed "Education Resource for Office" which combines our Total Solution product with Miscrosoft's Office 2003. Education Resource for Office is an educational resource application solution which contains educational resources which can be tailored by teachers to meet their needs using Microsoft products. We are already promoting the Education Resource for Office in the Western Rural School Project funded by the PRC central and local governments and are in the process of introducing it to the overall PRC Chinese K-12 education market.

         As of May, 2004, the Agricultural Bank of China ("ABC") is reviewing its commitment to provide up to 80% financing to our customers to purchase our products. The review is being done because of the Restructuring and because of Tengtu United was substituted as guarantor on the loans for Beijing Jiade Science and Technology Group Co., Ltd., the previous guarantor. We believe ABC will continue the commitment.


LIQUIDITY AND CAPITAL RESOURCES FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND
2003

Nine Months Ended March 31, 2004

         For the nine months ended March 31, 2004, net cash used by operating activities totaled $2,308,986. The net loss for the nine months was $179,935. Other cash changes from operating activities include non-cash changes for depreciation of $45,380, impaired assets write-off of $26,732, equity changes on investment of $900,514, and non-cash interest expense of $212,013 related to the Top Eagle convertible debenture.

         Cash decreased as a result of the increase of $3,018,173 in due from Tengtu China, which includes 57%, or 1,238,173 of the profit earned by Tengtu United for the nine months ended March 31, 2004 and an $800,000 refund from Shandong LBERC which represents a return of the capital put into the project by the Company. We also advanced $980,000 to Tengtu China during this period. The Company used cash received from a private placement to pay down $552,621 of its accounts payable and other liabilities of $5,318. The decrease in prepaid expenses of $59,220 and other receivable of $99,242, and increases in accrued expenses of $24,953 and deferred income tax payable of $132,470 resulted in a favorable change to operating cash flow.

         We did not make any investments during the nine months ended March 31, 2004.

         Net cash flow from financing activities was $2,704,069. It includes the Orion short-term loan of $609,770, a principal payment of $300,000 for Top Eagle convertible debenture, and $2,394,299 of cash received from a private placement of units of common stock and common stock purchase warrants, as well as from the exercise of warrants.

         Cash on hand is not sufficient to meet our capital investment plans and operating requirements for the next 12 months. We are planning to raise additional funds to meet the cash requirements for our operations, including the CBERC project. There can be no assurance that such financing will be available, or if available, that it will be on acceptable terms.

Nine Months Ended March 31, 2003

         For the nine months ended March 31, 2003, net cash used by operating activities was $2,646,936. The net loss for the nine months, $1,778,300, includes non-cash charges for depreciation and amortization of $91,453, equity loss on investment of $60,054, non-cash compensation expenses associated with the issuance of common shares for services of $50,835, non-cash interest expense of $69,905 related to convertible debenture, and an impaired assets write-off of $2,662.

         Cash was further decreased by the increase of $465,326 in due from Tengtu China for working capital advances and net profits from operations, and an increase of $189,587 in other receivables. The decrease in prepaid expenses resulted in a favorable change of $177,947 to operating cash flow.

         The Company used the cash raised in private placements, primarily in the second quarter of fiscal 2003, to reduce its outstanding accounts payables. For the nine months ended March 31, 2003, the accounts payable and accrued expenses decreased $186,864, and $300,601. Cash was further reduced by the decrease of due to related party consultants of $175,319, and other liabilities of $3,795.

         The Company did not make any investments for the nine months ended March 31, 2003.

         Net cash flow from financing activities was $2,148,754. It includes the Orion short term loan of $753,716, $1,749,200 for payment of principal and interest on another loan, and $3,144,238 of cash received from a private placement of common shares.


CONTRACTUAL OBLIGATIONS

         The Company's contractual obligations at March 31, 2004 are as follows:
First, there is a $1,200,000 convertible debenture held by Top Eagle Holdings, Ltd. due December 15, 2004.

         Second, we are also committed to fund CBERC as follows: RMB 30 million (approximately $3,624,000) within twelve months after the establishment of CBERC and RMB 20 million (approximately $2,416,000) within eighteen months after the establishment of CBERC. CBERC was established in January 2003. In January 2004, a new agreement was reached between Tengtu Untied and CBERC, pursuant to which the payment due in January, 2004 was extended by six months.

         Third, we have guaranteed bank debt owed by Tengtu China. In January, 2004, our joint venture partner, Tengtu China, defaulted on the repayment of a loan with a principal balance of approximately RMB 17 million (approximately $2,054,000) with the Hua Xia Bank of China, Chaoyang Branch. The bank agreed to extend the term for repayment of the loan for six months in exchange for a payment of RMB 1 million (approximately $121,000) which was loaned to Tengtu China by the Company, and a guarantee of the loan from Tengtu United. The loan guarantee was made for the following reasons: the monies borrowed by Tengtu China had been used for Tengtu United operations, Tengtu China's operations consist solely of acting as agent in conducting Tengtu United's operations and a lawsuit by the bank might result in Tengtu China's accounts being frozen up to the amount of the loan, thereby impairing Tengtu China's ability to effectively act as Tengtu United's agent.

         We are planning to raise additional funds to meet the cash requirements for CBERC project and the needs of our operations for the next 12 months. There can be no assurance that such financing will be available, or if available, that it will be on acceptable terms.


OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003

Revenues and Gross Margin

         During the nine months ended March 31, 2004, we continued the restructuring of our marketing strategy and product mix in China engaging the marketplace on a district-by-district basis. Tengtu United sales for the nine months ended March 31, 2004 and 2003 were $5,847,118 and $3,156,270 respectively. Please refer to the chart below for more information about revenues and gross margin for the nine months ended March 31, 2004.

NINE MONTHS REVENUES AND GROSS MARGIN %
                                          -------------------------------------- ----------------------------------------
                                                     March 31, 2004                          March 31, 2003
                                          -------------------------------------- ----------------------------------------
-----------------------------------------
                Product                          Revenues              GM %             Revenues               GM %
----------------------------------------- ------------------------ ------------- ------------------------ ---------------
Software products                          $     3,411,221                  69%   $       827,564                    57%
----------------------------------------- ------------------------ ------------- ------------------------ ---------------
Satellite Equipment                        $     1,434,316                  30%   $     1,047,546                    30%
----------------------------------------- ------------------------ ------------- ------------------------ ---------------
Systems Integration Services               $     1,001,279                  12%   $       700,021                    26%
----------------------------------------- ------------------------ ------------- ------------------------ ---------------
Other Products and Services                $           302                        $       581,139                    39%
----------------------------------------- ------------------------ ------------- ------------------------ ---------------
Total:                                     $     5,847,118                  50%   $     3,156,270                    42%
----------------------------------------- ------------------------ ------------- ------------------------ ---------------

"GM %" means the gross margin percentage in the table above.


General and Administrative Expenses
-----------------------------------

                March 31,  2004                March 31, 2003
               -----------------              ----------------
                   $1,403,119                    $1,728,071

         For the nine months ended March 31, 2004, general and administrative expenses were $1,403,119. The general and administrative expenses incurred by Tengtu United amounted to $909,415. The major components of the remaining balance were legal and professional fees of $322,700, public relations related costs of $76,000, and $26,000 of expenses incurred by TIC Beijing. The expenses were reduced by $324,952 compared to the same period of last year. The decrease was primarily due to a reduction in legal fees of $139,000, accounting fees of $33,000, travel related expenses of $31,000, salaries expenses of $84,000, and TIC-Beijing related costs of $22,000.


Related Party Consultants
-------------------------

                March 31, 2004                 March 31, 2003
               -----------------              ----------------
                   $308,553                       $306,711

         Related party consultants' expense relates to staff that manages technical developments and financing activities in North America and China.

Collection Provision
--------------------

                March 31, 2004                 March 31, 2003
               -------------------            ----------------
                    $224,638                       $95,332

           The collection provision represents an estimate of potential uncollectible accounts associated with sales by Tengtu United. The lower amount in 2003 was primarily due to the lower sales. This provision is included in due from related party.

Selling Expense
---------------

                March 31, 2004                 March 31, 2003
               -----------------              ----------------
                   $696,208                      $1,076,295


         The majority of selling expenses relates to staff salary and travel expenses in the marketing department in Tengtu China. The expense was $380,078 lower than the same period of last year. The cost saving is due to the closing of several branch offices of Tengtu United.

Interest Income
---------------

                 March 31, 2004                March 31, 2003
               -----------------              ----------------
                   $     933                       $188,772

         Interest income decreased by $187,839 compared with same period last year due to the termination of a loan agreement with Ming Shen Bank of China ("Ming Shen"). The loan was for approximately $3,745,000 and was collateralized by a $4 million restricted U.S. dollar denominated deposit that earned interest at 6.15% annually. We used the deposit to repay the loan.

Interest Expense
----------------

                 March 31, 2004                March 31, 2003
               -----------------              ----------------
                   $291,108                       $369,303

         For the nine months ended March 31, 2004, interest expense principally was the interest on the convertible debenture held by Top Eagle net of a reversal of approximately $15,500 for over-accrual of interest expense for a short-term loan. The interest expense for the nine months ended March 31, 2003 consisted of interest on the Top Eagle debenture, a loan from Quest Ventures, Ltd. and the Ming Shen Bank loan in China.

         The decrease in interest expense for the nine months ended March 31, 2004 is due to the repayment of the Ming Shen and Quest Ventures loans in the year ended June 30, 2003.

Other Income
------------

                 March 31, 2004                March 31, 2003
               -----------------              ----------------
                   $826,538                       $526,898

         Other income is principally the credits for value added tax paid in China for Tengtu United's sales. The Chinese government has tax incentive policies for high technology enterprises such as Tengtu United. Tengtu United is entitled to the credit of value added tax and the company applies for the tax credit from the Chinese government on a monthly basis. The lower amount in 2003 was primarily due to the lower sales.

Income tax expense
------------------

                 March 31, 2004                March 31, 2003
               -----------------              ----------------
                    $132,470                          0

         Tengtu United has an income tax "holiday" for its first profitable and four subsequent years as computed on a Chinese Tax basis, which is a hybridized cash basis of accounting. This holiday reduces income taxes by 100% for years one and two, and by 50% for years three through five. We accrued $132,470 of deferred tax payable for the nine months ended March 31, 2004, because Tengtu United generated $1,766,272 of net income before income tax and minority interest and it is in its third profitable tax year.



Minority interest
----------------------

                March 31, 2004                  March 31, 2003
               -----------------              ----------------
                   $702,535                           0

         Minority interest represents Tengtu China's 43% interest in the operating profits of the joint venture company, Tengtu United.


OPERATING RESULTS FOR THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Revenues and Gross Margin

         Tengtu United sales for the three months ended March 31, 2004 and 2003 were $1,652,146, and $1,913,585 respectively. Please refer to the chart below for more information about revenues and gross margin for the quarter.

Q3 REVENUES AND GROSS MARGIN %

                                          -------------------------------------- ----------------------------------------
                                                     March 31, 2004                          March 31, 2003
                                          -------------------------------------- ----------------------------------------
-----------------------------------------
                Product                          Revenues              GM %             Revenues               GM %
----------------------------------------- ------------------------ ------------- ------------------------ ---------------
Software products                          $     1,279,836                  74%   $       720,264                    59%
----------------------------------------- ------------------------ ------------- ------------------------ ---------------
Satellite Equipment                        $       128,135                  49%   $       412,991                    36%
----------------------------------------- ------------------------ ------------- ------------------------ ---------------
Systems Integration Services               $       244,174                  23%   $       700,021                    26%
----------------------------------------- ------------------------ ------------- ------------------------ ---------------
Other Products and Services                $             -                        $        80,309                    49%
----------------------------------------- ------------------------ ------------- ------------------------ ---------------
Total:                                     $     1,652,145                  64%   $     1,913,585                    41%
----------------------------------------- ------------------------ ------------- ------------------------ ---------------


"GM %" means the gross margin percentage in the table above.


General and Administrative Expenses
------------------------------------

                March 31, 2004                 March 31, 2003
               -----------------              ----------------
                  $445,637                       $538,052

         For the three months ended March 31, 2004, general and administrative expenses were $445,637. The general and administrative expenses incurred by Tengtu United amounted to $340,727. The major components of the remaining balance were legal and professional fees of $46,500, and public relations related costs of $34,500. The expenses decreased by $92,415 compared to the same period of last year. The decrease was primarily due to a reduction in legal fees of $28,000, accounting fees of $10,000, salaries expenses of $38,000, and TIC-Beijing related costs of $13,000.


Related Party Consultants
-------------------------

                 March 31, 2004                March 31, 2003
               -----------------              ----------------
                   $120,004                       $103,440

         Related party consultants' expense relates to staff that manages technical developments and financing activities in North America and China. Tengtu United hired two more executives starting from October 2003.



Collection Provision
--------------------

                March 31, 2004                 March 31, 2003
               -----------------              ----------------
                   $64,315                         $73,331

         The expense represents an estimate of potential uncollectible accounts associated with sales by Tengtu United. The lower amount in 2004 was primarily due to the lower sales. This provision is included in due from related party.



Selling Expense
---------------

                March 31, 2004                 March 31, 2003
               -----------------              ----------------
                    $160,294                      $279,805

         The majority of selling expenses relates to staff salary and travel expenses in the marketing department in Tengtu China. The expense was $119,511 lower than the same period of last year. The cost saving is due to the closing of several branch offices in Tengtu United.


Interest Income
---------------

                March 31, 2004                 March 31, 2003
               -----------------              ----------------
                   $  450                         $62,863

         Interest income decreased by $62,413 compared with the same period last year due to the termination of a loan agreement with Ming Shen Bank of China ("Ming Shen"). The loan was for approximately $3,745,000 and was collateralized by a $4 million restricted U.S. dollar denominated deposit that earned interest at 6.15% annually. We used the deposit to repay the loan.


Interest Expense
----------------

                March 31, 2004                 March 31, 2003
               -----------------              ----------------
                    $94,597                       $101,999

For the three months ended March 31, 2004, interest expense principally consisted of the interest on the debenture held by Top Eagle Holdings, Ltd. of $81,233. The interest expense for the three months ended March 31, 2003 consisted of interest on the Top Eagle debenture, and the Ming Shen Bank loan in China.


Other Income
------------

                March 31, 2004                 March 31, 2003
               -----------------              ----------------
                    $231,723                      $355,215

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


Income tax expense
------------------


                March 31, 2004                 March 31, 2003
               -----------------              ----------------
                    $46,992                           0

         We accrued $46,992 of deferred tax payable for the quarter ended March 31, 2004, because Tengtu United generated $626,566 of net income before income tax and minority interest and it is in its third profitable tax year.


Minority interest
-----------------

                 March 31, 2004                March 31, 2003
               -----------------              ----------------
                    $249,216                          0

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

             We established an allowance for doubtful accounts of $951,690 at March 31, 2004. We believe any credit risk beyond this amount would be negligible.

             At March 31, 2004, we had $681,284 of cash in banks which was uninsured.

             We do not require collateral or other securities to support financial instruments that are subject to credit risk.

             For the nine months ended March 31, 2004, more than 99% of sales were generated through Tengtu United. Receivables related to these sales transactions are grouped together with amounts due from a related party, Tengtu China, in our financial statements. For the nine months ended March 31, 2004 and 2003, no customer accounted for more than 10% of total sales.

MARKET RISK SENSITIVE INSTRUMENTS

FINANCIAL INSTRUMENT                    CARRYING VALUE     FAIR VALUE

Instruments entered into for trading purposes

NONE

Instruments entered into for other than trading purposes

        Cash and Cash equivalents
             United States                $   --           $   --
             Foreign                       681,284          681,284
                                          --------         --------
                     Total                $681,284         $681,284
                                          ========         ========

        Accounts payable
             United States                $ 97,035         $ 97,035
             Foreign                       102,991          102,991
                                          --------         --------
                     Total                $200,026         $200,026
                                          ========         ========

         Cash and cash equivalents and accounts payable are short-term financial instruments, and as such are not subject to significant market risk.

         Substantially all financial instruments are settled in the local currency of each subsidiary, and therefore, we have no substantial exposure to foreign currency exchange risk. Cash is maintained by each subsidiary in its local currency.

Item 4. Controls and Procedures

         On May 13, 2004, an evaluation was performed under the supervision and with the participation of our management for the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, we concluded that our disclosure controls and procedures were effective in ensuring that material information relating to us with respect to the period covered by this report was reported.

         In connection with the Restructuring, during the quarter ended March 31, 2004, our management continued its work to establish a more effective financial reporting system with Tengtu United. We continued to provide additional training to the staff in the accounting department of Tengtu United with respect to U.S. Generally Accepted Accounting Principles ("GAAP") and the necessary steps to convert financial information into a format compatible with U.S. GAAP. There have been no other significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.



                           PART II - OTHER INFORMATION
                           ---------------------------


Item 4.  Submission of Matters to a Vote of Securityholders
-----------------------------------------------------------

         An annual meeting of our shareholders was held on January 20, 2004. The annual meeting was called to consider the following matters:

1. To ratify our acquisition of the remaining 43% of our joint venture in China, Beijing Tengtu United Electronics Development Co., Ltd. that we do not own and all of the net profits to be generated by it in the future, in exchange for the issuance of 30,000,000 shares of our common stock to the estate of Fan Qi Zhang, one of our Directors until his death on October 24, 2003 (the "Restructuring");

2. To elect William O.S. Ballard, Thomas Pladsen and John McBride as Directors, to serve until the next Annual Meeting of Stockholders or until their successors shall be elected and qualified; and

3. To ratify the Board of Directors' selection of Moore Stephens, P.C. as independent public accountants for the fiscal year ending June 30, 2004.

         As of the November 21, 2003 record date for the meeting, there were 75,556,239 shares of our common stock outstanding. A total of 29,112,310 shares were present at the meeting in person or by proxy, constituting a quorum of at least 33% of our outstanding common stock issued and entitled to vote at the meeting.

         Each of the above proposals was passed by an affirmative vote of a majority of the shareholders present in person or by proxy. The voting for each was as follows:

Proposal 1


   For                              Against                         Abstain
----------                        -----------                      ----------
27,165,657                           8,000                           2,320


Proposal 2

William O.S Ballard

   For                             Against                          Abstain
----------                        -----------                      ----------
26,691,977                          0                                  0

Thomas Pladsen

   For                              Against                         Abstain
----------                        -----------                      ----------
26,691,977                          0                                  0


John McBride

   For                              Against                         Abstain
----------                        -----------                      ----------
26,691,977                             0                                0


Proposal 3

    For                            Against                           Abstain
----------                        -----------                      ----------
26,687,617                          20                                 4320


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Index of Exhibits required by Item 601 of regulation S-K:

3.3 Certificate of Amendment to our Certificate of Incorporation dated February 11, 2004 (filed as an exhibit to our registration statement on Form S-1 (333-114445) and incorporated herein by reference);

10.15 Top Eagle Holdings, Ltd. Flooding Convertible Debenture due December 15, 2004 (filed as an exhibit to our registration statement on Form S-1 (333-114445) and incorporated herein by reference);

10.23 Letter agreement, dated December 15, 2003 between Top Eagle Holdings, Ltd. and us regarding restructuring of convertible debenture (filed as an exhibit to our registration statement on Form S-1 (333-114445) and incorporated herein by reference);

10.38 Agreement dated February 12, 2004 between Tengtu International Corp. and Zhou Liying (filed as an exhibit to our registration statement on Form S-1 (333-114445) and incorporated herein by reference);

10.39 English Translation of March 31, 2004 Cooperation Agreement between Tengtu United and Microsoft (China) Co., Ltd. (filed as an exhibit to our registration statement on Form S-1 (333-114445) and incorporated herein by reference);

11.1 Statement re: Computation of Per Share Earnings for the Nine Months and Three Months ended March 31, 2004;

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

32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports Filed on Form 8-K


On April 26, 2004, we filed a Form 8-K attaching a press release concerning, among other things, the joint launch with Microsoft (China) of the Tengtu Education Resource for Microsoft (R) Office at the Forum on Software for Computerized Education in Beijing, China on April 23, 2004 and statements by management concerning 18 month and five year sales targets for the product.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TENGTU INTERNATIONAL CORP.
-----------------------------------------------
(Registrant)

Date: May 12, 2004                            John Watt
      -----------------                       -----------------------
                                              (Name)

                                              /s/ John Watt
                                              -----------------------
                                              (Signature)

                                              President
                                              -----------------------
                                              (Title)

Date: May 12, 2004                            Judy Ye
      -----------------                       -----------------------
                                              (Name)

                                              /s/ Judy Ye
                                              -----------------------
                                              (Signature)

                                              Chief Financial Officer
                                              -----------------------
                                              (Title)