Form 10-K
period 2004-06-30
TENGTU INTERNATIONAL CORP
filed 2004-11-17
CIK 847597

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-K

  (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2004

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

                                                        Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)
                                                        Yes [X] No [ ]

      On December 31, 2003, the aggregate market value of the voting common equity of Tengtu International Corp. held by non-affiliates was $92,867,883.26 based on the closing price of $1.57 for its common stock on said date as reported on the Nasdaq over-the-counter Bulletin Board.

      On November 12, 2004, the aggregate market value of the voting common equity of Tengtu International Corp. held by non-affiliates was $26,202,898 based on the closing price of $0.24 for its common stock on said date as reported on the Nasdaq over-the-counter Bulletin Board. On such date, Tengtu International Corp. had 109,178,743 shares of common stock outstanding.

                                     PART I

   CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Our disclosure and analysis in this report contains some forward-looking statements. Certain of the matters discussed concerning our operations, cash flows, financial position, economic performance and financial condition, including, in particular, future sales, product demand, growth of e-education business in China, competition, exchange rate fluctuations and the effect of economic conditions and technological difficulties include forward-looking statements within the meaning of section 27A of the Securities Act of 1933, referred to herein as the Securities Act, and Section 21E of the SecuritiesExchange Act.

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

ITEM 1. BUSINESS

      References herein to "RMB" are to the PRC Yuan renminbi. As of November 17, 2004, U.S.$1.00 = 8.28170.

OVERVIEW OF THE CURRENT STATUS OF THE COMPANY

      Tengtu International Corp. ("we," "us," or the "Company"), through its wholly owned subsidiary, Beijing Tengtu United Electronics Development Co., Ltd. ("Tengtu United"), is engaged in the sale of software and educational materials to schools in the People's Republic of China ("PRC"). Currently, these products and materials consist principally of:

i. the Education Resource for Microsoft(R) Office software which incorporates educational and teaching resources contained in our Total Solution software with Microsoft's Office 2003;

ii. educational resources based on the PRC's required K-12 curriculum which are distributed by satellite and on hard disk drives by Hua Xia Bo Xin Education Software Co., a joint venture with the PRC Ministry of Education of which we currently own 53% and which we refer to as CBERC; and

iii. teacher training resources.

      Our current business consists principally of the following:

      i. Providing our products, educational materials and systems integration services to schools as part of the PRC "Western Rural School Projects," and

      ii. Developing educational resources and negotiating with potential strategic partners for the creation of a commercial "National Education Portal" ("NEP"), which is to be an internet and fee-based educational portal where students and parents can purchase additional and supplemental educational resources.

      On September 15, 2003, we entered into an agreement with Tengtu China, Beijing Jiade Tengtu Technology Group Co., Ltd., Fan Qi Zhang and Beijing Oriental Tai He Technology Development Co., Ltd. (collectively the "Tengtu China Group"), pursuant to a July 1, 2003 Terms Memorandum for a restructuring pursuant to which we acquired 100% of Tengtu United and all of the profits generated by its business in China while the Tengtu Group continues to operate that business (the "Restructuring Agreement"). The Restructuring Agreement was approved by our stockholders at our annual meeting of stockholders on January 20, 2004 and the agreement was consummated on April 5, 2004.

      Since April 5, 2004, we, through our Audit Committee, have conducted a thorough examination of the financial condition of Tengtu United, its operations and the present and former operations of our former joint venture partner, Beijing Tengtu China Culture and Education Electronics Development Co., Ltd. ("Tengtu China"), and the Tengtu China Group. Prior to the acquisition, Tengtu China conducted all of Tengtu United's business with all Chinese government entities as its agent and still conducts some of Tengtu United's business.

      As a result of the examination, we have discovered that there were inadequate internal and financial controls and systems at Tengtu China and the Tengtu China Group which, to date, we have discovered resulted in inaccurate recordkeeping, accounting errors, double counting of sales, and recognition of revenue that is considered premature under United States generally accepted accounting principles. We have, to date, implemented a number of measures to correct weaknesses in internal controls and financial reporting systems as follows:

      i. We have reorganized the finance and accounting departments;

      ii. We have replaced financial management responsible for financial reporting, and appointed Simon Xia as Chief Financial Officer of Tengtu United to oversee the Company's financial review and reorganization;

      iii. We require our Chief Financial Officer to pre-approve all large contracts for products or services, perform credit worthiness reviews of all customers, perform thorough analysis of the profitability and capital requirements of individual contracts and hold sales employees accountable for the profitability and collectibility of sales made.

      Our systems of internal control, however, are still in the process of evaluation and improvement as personnel are replaced and new procedures are implemented.

      For The fiscal year ended June 30, 2004, we made a one time adjustment of $18,700,000 to due from related parties. As previously reported in a Current Report on Form 8-K filed with the SEC on May 26, 2004, we believed that its approximately $19.5 million receivable due from Tengtu China was materially impaired and that we were continuing an assessment of the impairment. Upon further assessment, we believe that approximately $800,000 of this amount will be collected from schools resulting in a write-down $18,700,000 due from Tengtu China in the quarter ended June 30, 2004. However, we are continuing aggressive efforts to collect all receivables.

      In addition to the foregoing, the Tengtu China Group companies have incurred approximately $8.37 million in bank debts and loans. We are currently in the process of resolving and rescheduling these bank debts and loans as set forth below:

      i. Settlement of Lawsuit by China Machinery Electronics Export Investment Corporation ("CME") against Tengtu United and the interest in the Central Broadband Education Resources Center ("CBERC")

      In January, 2003, Beijing Jiade Science and Technology Group, Ltd. ("Jiade") borrowed approximately RMB 19 million from CME, a Chinese state-owned company. When the loan was not repaid, CME commenced a lawsuit in July, 2004 against Jiade in the Beijing No. 1 Intermediate People's Court, requesting Jiade to pay back the loan. At the same time, CME applied to the court to freeze the assets of Jiade.

      The principal asset of Jiade is the Company's interest in Hua Xia Bo Xin Education Software Co., or CBERC. The interest in CBERC was held by Jiade on behalf of the Company and Tengtu United pursuant to April 17 and April 25, 2001 agreements with the Tengtu Group companies. In addition, the September 15, 2003 Restructuring Agreement with the Tengtu Group companies, which closed on April 5, 2004, required that the interest in CBERC be transferred to Tengtu United or the Company. Pending completion of the transfer, the interest in CBERC was pledged to Tengtu United by Jiade, which pledge was registered with the Beijing Commercial Bureau.

      The court had granted a freeze of Jiade's assets, including the interest in CBERC, from August 3, 2004 until February 2, 2005. Subsequently, CME filed a second lawsuit seeking to invalidate the pledge agreement between Jiade and Tengtu United.

      The Company has entered into an agreement to settle both lawsuits and believes it will conclude a pledge agreement pursuant to which CME will grant Jiade a one year extension of the loan to it in exchange for a commitment from the Estate of Fan Qi Zhang to pledge shares of the Company's common stock. The common stock will come from 15 million shares bequeathed by Mr. Zhang to solve the "funding difficulties" of Tengtu China Group. The number of shares to be pledged has not yet been determined because the lawsuit seeking to invalidate the pledge agreement between Jiade and Tengtu United was dismissed on October 20, 2004, thereby strengthening out bargaining position. CME has, however, appealed the decision.

      Settlement discussions are similarly proceeding on other Bank debts and loans.

      These bank debts and loans are set out as follows as well as are guarantees entered into on behalf of Tengtu United:

      Because the Tengtu China Group still conducts some of the business of Tengtu United, Tengtu United has determined that it was necessary for it to guarantee repayment of certain outstanding loans to the Tengtu China Group. The guarantees currently outstanding, and their amounts, are set forth below:

         Bank                                      Loan Amount
         Hua Xia Bank                              RMB 16 million

         Agricultural Bank of China                RMB 14.9 million

      As previously reported by the Company, when Fan Qi Zhang died on October 24, 2003, he bequeathed 15 million of the 30 million shares of our common stock that he was to receive upon the closing of the Restructuring to "solve the funding difficulties" of the companies in the Tengtu China Group. The "funding difficulties" of the Tengtu China Group are principally the above loans guaranteed by Tengtu United, as well as an additional RMB 37.8 million in Tengtu China Group debts which have not been guaranteed by Tengtu United as set forth below:

         Bank/Lender             Loan Amount                Obligor(s)
Agricultural Bank of China       RMB3.8 million    Beijing Jiade Science and
                                                   Technology Group, Ltd.
                                                   ("Jiade")

Bank of China                    RMB 15 million    Jiade and Tengtu Electronic
                                                   Publishing House

      The Estate of Fan Qi Zhang, which controlled the Tengtu China Group companies, has given authorization to Tengtu United to use the 15 million shares bequeathed by Mr. Zhang to pledge to the banks holding guarantees from Tengtu United in substitution for the Tengtu United guarantees. Discussions with these banks are currently ongoing. The Estate of Fan Qi Zhang has also authorized the use of a portion of the 15 million shares to pledge to CME for settlement of the lawsuits described previously.

      The Bank of China loan is already in default and has been assigned to an asset management company. No collection attempts have yet been made.

      While we believe that we will reach a satisfactory resolution of the above loans and guarantees, such outcome cannot be assured. In addition, the failure to resolve these loans and guarantees, or to pay them when they are due if they are extended, could materially and adversely affect the Company, its business and operations.

CORPORATE OVERVIEW AND HISTORY

      Tengtu International Corp. was incorporated on May 6, 1988, under the laws of the State of Delaware, under the name of Galway Capital Corporation. Galway was formed for the purpose of seeking potential business ventures. Galway ceased operations during fiscal year 1990-1991 and was inactive until May 1996, except on August 20, 1993, when Galway changed its name to Tower Broadcast, Inc., in order to search for a suitable merger or reorganization candidate. On March 20, 1996, under the name Tower Broadcast, Inc., the National Association of Securities Dealers cleared Tengtu International Corp. for an unpriced quotation on the over-the-counter Bulletin Board.

      On May 24, 1996, in connection with a change in management, we changed our name from Tower Broadcast, Inc. to Tengtu International Corp. We changed our name to reflect a change in business direction and affiliation with certain Chinese firms in the Chinese educational software industry.

      Effective as of June 30, 1996, we entered into a purchase agreement with Blue Lake Industries Limited and Tengtu Enterprises Limited, to acquire their combined 49% interest in Tengtu United, a Sino-foreign Cooperative Joint Venture.

      Tengtu China acts as agent for Tengtu United. In 1996, three Chinese state owned computer companies owned Tengtu China: Legend Computer Co., Great Wall Computer Group Co. and Taiji Computer Corporation.

      In 1999, Beijing Oriental Lian Fa Technology and Trade Group Co., Ltd. became a shareholder in Tengtu China. Our shareholders subsequently elected Fan Qi Zhang, the owner of Lian Fa as one of our directors. In late 2000 and early 2001, Beijing Jiade Tengtu Technology Group Co. Ltd. and Beijing Oriental Tai He Technology Development Co., Ltd., both of which Mr. Zhang directly or indirectly controlled, acquired 100% of Tengtu China.

      On March 6, 2002 and July 1, 2003, we entered into a letter of intent and Terms Memorandum which resulted in the Restructuring Agreement signed on September 15, 2003. Pursuant to the Restructuring Agreement, we acquired the 43 % of Tengtu United we previously did not own (bringing our ownership of Tengtu United to 100%) and all of the profits generated by its business in China in exchange for 30,000,000 shares of our common stock . See "Recent Business Developments - Restructuring."

      Tengtu International Corp. functions as the North American base for Tengtu United. Exclusive of our subsidiaries, we have a total of 2 full time employees or consultants and focus on obtaining strategic relationships for the provision of educational resources to the Chinese educational market through Tengtu United and raising capital.

      Our principal and executive office is located at 236 Avenue Road, Toronto, Ontario, Canada. Our telephone number is (416) 963-3999.

INTERCORPORATE RELATIONSHIPS

Tengtu United has entered into certain agreements with each of the companies set forth in the first column of the following table under which Tengtu United licenses intellectual property or perform services for such company. The table sets forth the percentage of the revenues of each such company that are payable to Tengtu United under the applicable agreement.

                                                               Contract
----------------------------------------------------------------------------------------------------------------------------------
% of revenue
from the                 SOFTWARE LICENSE    TRADEMARK         PRODUCTS          TECHNICAL       MANAGEMENT     MANAGEMENT
company                     AGREEMENT         LICENSE         DEVELOPMENT       ASSISTANCE      CONSULTATION     SERVICES
collected by                                 AGREEMENT         AGREEMENT         SERVICES         AGREEMENT     AGREEMENT
Tengtu                                                                           AGREEMENT
United

   Company
----------------------------------------------------------------------------------------------------------------------------------
Tengtu China                   5%               10%               10%               5%               3%                 /
----------------------------------------------------------------------------------------------------------------------------------
Tengtu Electronic              5%               10%               10%               5%               3%                 /
Publishing House
----------------------------------------------------------------------------------------------------------------------------------
Beijing Tengtu Tian            5%               10%               10%               5%               3%                 /
Di Network Co., Ltd.
----------------------------------------------------------------------------------------------------------------------------------
Beijing Fengati                5%               10%               10%               5%                /                5%
District Teacher
Training Center
----------------------------------------------------------------------------------------------------------------------------------
CBERC                          5%               10%               10%               5%               3%                 /
----------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
% of revenue           Education Software      Personnel
from the                 Application and      Support and     Total Amount
Company                   Dissemination        Training       of Percentage
collected by                Agreement         Assistance
Tengtu                                        Agreement
United

   Company
-------------------------------------------------------------------------------
Tengtu China                   15%                 /               48%
-------------------------------------------------------------------------------
Tengtu Electronic               /                  /               33%
Publishing House
-------------------------------------------------------------------------------
Beijing   Tengtu  Tian          /                  /               33%
Di Network Co., Ltd
-------------------------------------------------------------------------------
Beijing        Fengati          /                 10%              45%
District       Teacher
Training Center
-------------------------------------------------------------------------------
CBERC                          15%                 /               48%
-------------------------------------------------------------------------------

      We have three subsidiaries that are no longer active. TIC Beijing Digital Pictures Co. Ltd. was engaged in the television post-production business until 1999. It continues to lease its equipment to another company, but has no active operations. e-biztengtu.com, Inc. was incorporated for a proposed business venture that was never completed. Edsoft Platforms (Canada), Ltd. held a 60.2% interest in a Hong Kong educational software business, Edsoft HK, that we plan to dissolve.

TENGTU UNITED

      Recent changes in Peoples Republic of China ("PRC") law now permit foreign ownership of companies that were previously required to be at least partially owned by PRC companies in the form of a Sino-foreign joint venture. Pursuant to the Restructuring, Tengtu United was converted from a Sino-foreign joint venture to a Wholly Owned Foreign Enterprise ("WOFE") under PRC law which is wholly owned by Tengtu International Corp. Tengtu United currently owns all intellectual property used in the Tengtu business in China, and has 36 employees engaged in software development and providing various services to CBERC and the Tengtu Group companies.

TENGTU CHINA

      Tengtu China is part of the Tengtu Group Companies, which were controlled, directly or indirectly, by the estate of Fan Qi Zhang (the "Estate"), one of our former directors. While the Tengtu Group Companies still conduct some of our business, we are in the process of streamlining our operations so that most of our business can be conducted by Tengtu United directly. However, at the present time, Tengtu China possesses a tax license which is necessary to bid on certain of the Western Rural School Projects, described below, and therefore, the work on these projects must be done through Tengtu China.

      Tengtu China currently has 13 branch offices in the PRC through which it operates.

      Another entity that is part of the Tengtu China Group Companies which we continue to utilize is Tengtu Electronic Publishing House ("TEP"). TEP publishes educational materials, teacher training materials, cartoons and games on CD ROM and possesses an electronic publishing license for educational materials. We will continue to utilize TEP unless and until Tengtu United can obtain such a license. There are four shareholders in TEP, including Tengtu China and three other entities that the Estate controls, which own a total of 80% of the company.

THE WESTERN RURAL SCHOOL PROJECTS

      The Western Rural School Projects, as described below, are currently our principal area of business and source of income.

      In September 2003, the PRC government approved and announced an initiative to fund the development of education in the Western Rural areas of the PRC. This initiative, known as the "Western Rural School Projects" is to last for five years and is being funding with RMB 10 billion from the PRC central and local governments. The goal of the Western Rural School Projects is to implement modern distance learning and high quality education resources for primary and secondary schools. Included is the provision for TV+DVD player, teaching resources for 86,400 rural sites, satellite receiving systems for teaching for 252,000 rural primary schools and computerized classrooms for all the 3l,000 rural junior middle schools in the middle and western part of the PRC.

      The contracts available as part of the Western Rural School Projects are subject to a bid and tender process where the contract is usually awarded to the lowest qualified bidder. The Company believes that approximately 90% of the contracts for the Western Rural School Projects will be used for hardware and systems integration. We are not concentrating our bidding in this area but are focused on the software and education resources components which we believe constitute up to 7% of the contracts. Software and education resources have higher margins and represent our core strength due to what we believe is our extensive market experience and relationships. Also, despite the fact that we are not focusing on system integration contracts, we stand to benefit from the completion of such contracts as they create customers for our software products and resources.

      To date, we have won the bidding on seven of eleven Western Rural School Projects contracts with a total value of up to RMB 17,530,000.

      We intend to use the advantages we have gained through the Western Rural School Projects to grow our business by offering our products and resources in urban schools which have sufficient budget, to pay for our products on their own.

Education Resource For Microsoft(R) Office

      The Western Rural School Projects government funding programs represent an important and stabilizing factor in the development of the PRC school system and we believe it can help to expand the market for our products and services. Some 800,000 PCs will be added to the client market under the Western Rural School Projects and we estimate that there will be bidding for up to 280,000 sets of operating software such as the Education Resource for Office,. Further, we estimate that approximately 1,000,000 million sets of educational software and student-oriented software are required under the Western Rural School Projects over the next three years. Currently the number of schools capable of implementing computerized education is approximately 200,000, possessing some
5.5 million PCs, 90% of which are located in cities and towns. We estimate that over 3 million sets of software will be required for this market over the next 3 years.

      We believe that the market for a product such as the Education Resource for Office is expanding and is creating opportunities for us to customize this software for specific local and regional applications. In the schools that can utilize computerized lesson-preparation, we believe that over 90% are potential customers for the Education Resource for Office(R).

      We believe that applications like Microsoft Office are not sufficient by themselves for teacher and student needs and therefore, other lesson preparation and study applications are necessary. The Education Resource for Office can be customized to very specific levels to incorporate these needs in one product thus making it a cost-efficient and a desirable tool for computerized education in the PRC school system. Microsoft China has been working closely with us utilizing its 300 agencies nationwide in China to aggressively develop this market.

      We are working to integrate national sales channels with Microsoft that will cover all 31 provinces in mainland China. This can also enable a focused effort on major urban markets such as Beijing, Shanghai and Guangzhou where the Education Resource for Office can leverage its advantages off the wide use of Microsoft Office currently dominant in these markets, but lacking the resource applications and content needed for e-learning and lesson preparation.

CBERC and Satellite Resources

      As a result of our relationship developed with the National Center for Audio/Video Education in 1998 through 2001, the PRC Ministry of Education selected Tengtu China to establish the CBERC. CBERC is part of a national initiative developed in late 2000 under the "School to School" link project to provide content to computerized classrooms across the PRC. The National Center for Audio/Video Education recognized at that time that electronic classrooms and school computer networks, while able to allow a school to share its internal information technology resources, could not allow for the sharing of national and regional educational resources. The goal of the School-to-School link program is to have approximately 90% of all elementary and secondary schools in China connected to national and local education resource centers (CBERC), through a satellite network, within 5 to 10 years of 2000.

      The School-to-School link program also contemplated Local Broadband Education Resource Centers ("LBERCs") at the Provincial and local levels. Tengtu has established 3 provincial LBERCs; 3 municipal LBERCs and 15 county level LBERCs. Tengtu maintains close relationships these LBERCs.

      Through CBERC, we believe that we occupy approximately 90% of the PRC market for satellite transmission resources. We believe that satellite-based resources are attractive for under-developed areas in the middle and western rural parts of the PRC where the Western Rural School Project funding is directed. Our satellite access currently covers 100% of the market in these provinces. Over 53,962 schools have been connected to this network.

      Recently the PRC Government announced a change in policy whereby the elementary and middle schools covered by the Western Rural School Projects will not be charged an annual license fee for connectivity to the network over the term of the project funding. The effect of the new policy will be to eliminate annual license fee revenue which Tengtu and CEBERC had anticipated. The government has established additional dedicated funding of RMB 20 million a year for educational resource content which will be available to Tengtu and CBERC through bid and tender contracts. This policy does not apply to schools such as exist in the urban centers or provinces which are not under the Western Rural School Projects initiative. It also does not restrict the selling of products, content or services in the future not covered under the existing program and which could be sold directly or individually to Western Rural School Projects schools.

      Originally, our relationship with CBERC contemplated the creation of a fully user supported internet-based portal which could also be used for commercial purposes. The PRC Government, has, however, decided not to pursue such a portal, and instead focuses on providing satellite based resources and content and hard disk drives pre-loaded with resources and content. Therefore, while we are currently committed to fund CBERC with approximately RMB 30 million, which was to have been paid by June, 2004 under the CBERC joint venture agreement, as modified by the parties, we believe that we will be able to renegotiate our CBERC relationship to continue our access to its content and resources, with a lower capital contribution. However, there can be no assurance that the PRC government will cooperate in such renegotiations, and, even if they do, that sufficient capital will be available to contribute to CBERC to fulfill our obligations. The loss of our interest in CBERC would materially and adversely affect our business and operations.

The National Education Portal

      We propose to leverage our 10 years of operating experience in the PRC basic education market to build the number one brand of e-education resources and on-line education service to the urban environment and household consumer. The success of basic education on-line resources relies on the recognition and support from students, parents, teachers and educational institutions. We believe Tengtu currently has this recognition among 12 million+ teachers and students across the PRC.

      We propose to establish a National Education Portal ("NEP") primarily in urban school markets and households where internet and broadband access represents an underserved, but emerging high growth opportunity to further the education needs of students, teachers and schools and where parents have demonstrated a high priority through discretionary spending to support their children's education needs from pre-school through to university.

      We believe that the guiding principle of the PRC government in K-12 education is to actively build and develop Internet-based educational resources to achieve balanced development of education. The Tenth Five-Year Plan of National Educational Project states that the project of K-12 education computerization using network based applications should be a part of the major national development project and will be a driving force in education modernization. The PRC government's "Decision on Basic Education Reform and Development" documents from Ministry of Education state that network and information technology education should be popularized to realize accelerated development of education. In addition, the "School-to-School" link program mentioned above has the goal of connecting 90% of schools to networks and networked content. Finally, the "Education Rejuvenating Action Plan for 2003-2007" formulated by the PRC Ministry of Education states that the PRC government will further invest in the development of K-12 education computerization and overall investment in this area will account for 4% of GDP per year.

      Pursuant to the above policies and plans, the PRC government offers substantial support and encouragement to the various providers of internet/network based education resource/content. We believe that (i) this government support, (ii) a rapidly developing base of internet users in the PRC,
(iii) a fast growing economy, and (iv) a priority that parents in the PRC place on education, can be the foundation on which we can build a fee based commercial internet education portal in the PRC.

      The creation of the NEP would require additional capital which we would likely have to raise from outside sources, as well as partners which would be sought to extend content offerings in the portal. There can be no assurance that additional capital will be available to the Company. However, we believe that we offer an attractive opportunity to a potential investor and/or partner with 10 years of experience in the PRC educational market and access to CBERC resources and distribution channels.

OUR MARKETING AND SALES STRATEGY

      Our current marketing and sales strategy focuses primarily on the Western Rural School Projects bid and tender process. With respect to our successful bids, we believe that we will have created a future customer for software updates and purchases of educational content. To a lesser extent, we are marketing our products and content in urban schools with larger budgets which can purchase our products without government assistance.

      We are also seeking to expand our distribution, marketing and sales channels nationally in co-operation with strategic partners such as Microsoft China.

INTELLECTUAL PROPERTY

      We, Tengtu United and Tengtu China rely primarily on trade secrets to protect proprietary software products. Tengtu China executes confidentiality and non-disclosure agreements with its software development employees and limits access to and distribution of proprietary information and source code.

LICENSES

      In order to operate the business in China, Tengtu China, or a member of the Tengtu Group, use or possess licenses issued by the Chinese Government. The transmission of content via satellite for CBERC requires the use of a satellite license. The National Center for Audio/Video Education provides Tengtu China with the use of a satellite license pursuant to the CBERC Agreement.

      Tengtu Electronic Publishing House, a company owned in part by Tengtu China, has an electronic publishing license for educational materials. In the event that the electronic publishing license is lost, or is not renewed, Tengtu China would not be able to make retail sales of books, CD ROMs and tapes in the Chinese retail market unless it is able to obtain access to another license.

      The loss or failure to obtain a renewal of the electronic publishing license would also prevent Tengtu China from providing educational information and content through CBERC, or a proposed NEP, and therefore, from deriving any revenues from CBERC or an NEP.

      In September, 2000, the State Council of China and the Chinese Ministry of Information Industry issued regulations requiring that all commercial internet content providers obtain an Internet Content Provider License. Such a license will be necessary for an NEP which will disseminate information over the internet through the portals. We intend to apply for the license.

COMPETITION

      With respect our current business, we face significant competition. There are numerous companies bidding on the Western Rural School Projects that focus on distance education. Some of these competitors are better capitalized and larger than us.

      With respect to the CBERC project, Tengtu United does not face any significant competition at the current time because the National Center for Audio/Video Education has chosen Tengtu China as its partner for the project.

      Tengtu United also faces competition from educational resource providers that provide information in other formats. First, there are several companies, which set up local web schools via the Internet. Because broadband connections are generally not available in China, the types of multimedia content available are limited. Second, several companies provide educational content to schools by means of a teletype machine. While this is a cheap alternative for many schools, the educational resources in a text format are not compatible with a computer network. Third, several companies provide educational content via a satellite network only, which allows for transmission of multimedia materials. The price for these materials tends to be high, but these companies do not have as much quality content as is currently available through CBERC.

      With respect to an NEP, while there are numerous other educational portals in the PRC, we believe that there are none which offer all of the resources sought by students, teachers and parents in one place. Nevertheless, many of the competitors in this area are larger and better capitalized than us, and could possibly expand their offerings.

THE CHINESE EDUCATIONAL AND DISTANCE LEARNING MARKET

      The information in this section "The Chinese Educational and Distance Learning Market" is from CERNET, the first nationwide education and research computer network in China, and is available at www.edu.cn. The Chinese government provides funding for the CERNET project and the Chinese Ministry of Education directly manages it. Access to CERNET as a broadband distribution channel is contemplated to be incorporated into CBERC.

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

      The comprehensive strength and international competitiveness of the nation will increasingly depend on the level of education development and innovation in science and technology and knowledge and educational development will remain a strategic priority.

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

      The plan also places a strong emphasis on modern distance education and states: Modern distance education is a new type of education that has come into being with the development of modern information technology. It is a major means to build up a lifelong learning system meeting the needs of people living in an era of knowledge economy. The Modern Distance Education Project' implemented on the basis of existing distance education facilities and making full use of modern information technology can effectively take full advantage of available educational resources. This is inline with the international trend of developing science and technology education. In view of the shortage of educational resources, this is a strategic step to extend access to education for the large population of our country and therefore the development of this important infrastructure must be intensified. The demonstrative network CERNET and the existing satellite video transmission system can serve as our basis of development and it is desirable to raise the transmission speed of the backbone network of CERNET, and make full use of the telecommunication resources of the country to further enlarge the transmission capacity and network size of CERNET. We should strive to link all higher education institutions offering bachelor's degree programs and over 1000 secondary schools with CERNET and make access to network possible at home to 50,000 university faculty members by the year 2000. We should develop an integrated information system based on CERNET for online enrollment of students admitted to [college], computer-aided management of students, record and status, and network service for new graduates seeking employment.

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

      As at January 1, 2001, China has approximately 44 radio and television universities, 831 municipal radio and television university branches, and 1699 county level branches. In 1987, China began using satellite transmissions in its system of television universities. According to CERNET, by 1997, over 10,000 satellite stations had been established in the Chinese education system.

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

Item 2. PROPERTIES

      We do not own any physical properties. We have a lease for office space in Toronto, Canada with annual rental payments of CDN$41,667 per year or approximately U.S. $35,000. We also pay monthly rent of approximately U.S. $12,000 per month for office space in China to support our operations in China.

Item 3. LEGAL PROCEEDINGS

      In January, 2002, Hecht & Associates, P.C., our former counsel, served us with a summons and verified complaint which it filed as plaintiff in the United States District Court for the Southern District of New York. We are the defendant in the action. The verified complaint alleges that we did not pay Hecht & Associates, P.C. for certain legal services provided to us and seeks a judgment in the amount of $133,334.12, plus interest at the rate of 1.25%, the costs of the action and such other relief as the court deems proper. We moved to dismiss the complaint in its entirety.

      In January, 2002, Charles J. Hecht, a principal of Hecht & Associates, P.C., served us with a verified complaint which he filed as plaintiff in the Supreme Court of the State of New York, County of New York. We are the defendant in the action. The verified complaint alleges that Mr. Hecht submitted a check in the amount of the exercise price of certain stock options granted to Hecht & Associates, P.C. but that we did not deliver the stock. Plaintiff seeks a mandatory injunction requiring delivery to plaintiff of 114,166 shares of our common stock. Plaintiff further seeks (1) damages in the sum of $51,941.34, (2) additional damages for diminution in the value of the common stock from the time it should have been delivered and (3) punitive damages. We moved to dismiss the complaint in its entirety.

      Both of the above actions were settled and dismissed with prejudice pursuant to a settlement agreement which closed on September 30, 2004. Pursuant to the main terms of the settlement, the plaintiffs received $40,000 of escrowed funds that Hecht & Associates, P.C. was holding and were permitted to exercise 114,116 stock options without payment of the exercise price and an additional option for approximately 165,000 on a cashless basis yielding 74,812 shares. The parties also exchange general releases.

      On August 30, 2002, VIP Tone, Inc. served us with a summons and complaint it filed as plaintiff in the Superior Court for the State of California for the County of Alameda. VIP Tone, Inc. is a company with which we had an agreement to provide services relating to the development of CBERC. We are the defendant in the action.

      The complaint alleged that VIP entered into an agreement with us on November 16, 2001 and that we attempted to terminate the agreement on January 23, 2002. The complaint further alleged that the termination was ineffective and therefore, continuing payments are due to it.

      VIP alleged causes of action for breach of contract, fraudulent misrepresentation, fraud/promise without intent to perform, breach of implied covenant of good faith and fair dealing, promissory estoppel and quantum meruit. VIP seeks damages plus punitive damages and attorney's fees.

      The Company had filed an answer denying the allegations of the complaint, along with counterclaims for breach of contract and fraud.

      On August 27, 2004 a verdict adverse to the Company at the amount of $1,272,878 was rendered. A judgment based on the verdict was issued on October 1, 2004, but execution of the judgment has been stayed for 60 days to accommodate the Company's post-trial motions to overturn the judgment in its entirety.

      The Company believes that its defenses to VIP's claims were meritorious and has filed post-trial motions. The Company will pursue an appeal if the motions are not successful.

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

      We plan to vigorously defend the arbitration.

      In August 2004, Comadex commenced a separate action against the Company and all of its officers and Directors in the United States District Court for the Western District of Washington. The First Amended Complaint in that action alleges that (i) Comadex was denied the right to have a restrictive legend removed from shares of common stock held by it, (ii) Pak Cheung was wrongfully removed as a Director of the Company, (iii) the Company has failed to maintain adequate internal controls, risk management and financial controls, (iv) failure to make certain disclosures regarding Pak Cheung's removal as a Director and other items in the Company's filings and (v) breaches of duty of care and violations of the Washington State Securities Act.

      We believe that we have meritorious defenses to the action and plan to vigorously defend the action.

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

      In January, 2003, Beijing Jiade Science and Technology Group, Ltd. ("Jiade") borrowed approximately RMB 19 million from China Machinery Electronics Export Investment Corporation ("CME"), a Chinese state-owned company. When the loan was not repaid, CME commenced a lawsuit in July, 2004 against Jiade in the Beijing No. 1 Intermediate People's Court, requesting Jiade to pay back the loan. At the same time, CME applied to the court to freeze the assets of Jiade.

      The principal asset of Jiade is the Company's interest in Hua Xia Bo Xin Education Software Co., or CBERC. The interest in CBERC was held by Jiade on behalf of the Company and Tengtu United pursuant to April 17 and April 25, 2001 agreements with the Tengtu Group companies. In addition, the September 15, 2003 Restructuring Agreement with the Tengtu Group companies, which closed on April 5, 2004, required that the interest in CBERC be transferred to Tengtu United or the Company. Pending completion of the transfer, the interest in CBERC was pledged to Tengtu United by Jiade, which pledge was registered with the Beijing Commercial Bureau.

      The court had granted a freeze of Jiade's assets, including the interest in CBERC, from August 3, 2004 until February 2, 2005. Subsequently, CME filed a second lawsuit seeking to invalidate the pledge agreement between Jiade and Tengtu United.

      The Company has entered into an agreement to settle both lawsuits and believes it will conclude a pledge agreement pursuant to which CME will grant Jiade a one year extension of the loan to it in exchange for a commitment from the Estate of Fan Qi Zhang to pledge shares of Company common stock. The five million shares will come from 15 million shares bequeathed by Mr. Zhang to solve the "funding difficulties" Tengtu China Group.

      Subsequent to the date of the settlement agreement, on October 20, 2004, Jiade's lawsuit challenging the pledge as dismissed. CME has appealed that dismissal as discussions over the pledge agreement continue.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock is quoted on the NASDAQ over-the-counter Bulletin Board. The high and low bid prices of our common stock for each quarter within the period April 1, 2001 through June 30, 2004 were:

DATE                                            HIGH/ASK    LOW/BID     VOLUME
--------------------------------------------    --------    -------   ---------
Qtr. ended 06/29/2001.......................      1.36        0.25    8,222,800
Qtr. ended 09/28/2001.......................      1.88        0.77    6,306,800
Qtr. ended 12/31/2001.......................      1.55        0.77    3,871,800
Qtr. ended 03/29/2002.......................      1.24        0.53    5,945,900
Qtr. ended 06/28/2002.......................      0.74        0.41    4,363,800
Qtr. ended 09/30/2002.......................      0.51        0.28    2,791,500
Qtr. ended 12/31/2002.......................      0.60        0.35    3,907,000
Qtr. ended 03/31/03.........................      0.73        0.35    4,844,000
Qtr ended 06/30/03..........................      0.70        0.49    3,802,500
Qtr. ended 09/30/2003.......................      0.74        0.47    5,556,500
Qtr. ended 12/31/2003.......................      1.68        0.48   14,861,817
Qtr. ended 03/31/04.........................      2.01        0.96   20,243,437
Qtr ended 06/30/04..........................      1.73        0.67   10,931,733

      The high and low bid prices for our common stock on September 30, 2004 were: $0.37 and $0.33.

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

      We have one class of common equity held by approximately 3,084 holders as of November 1, 2004. No dividends have been declared during the last two fiscal years.

      There are no technical restrictions which affect or are likely to affect our ability to pay dividends in the future. However, we do not expect to pay dividends in the foreseeable future.

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

EQUITY COMPENSATION PLAN INFORMATION

                             Number of                                          Number of
                             securities to be                                   securities
Plan category                issued                    Weighted average         remaining
                             Upon exercise of          exercise                 available
                             outstanding               price of                 for future
                             options,                  outstanding              issuance
                             warrants, and             options, warrants,
                             rights                    and rights
Equity compensation
plans                              1,420,000                 $.218                  0
approved by security
holders (1)
Equity compensation
plans                               845,582                  $.551                  0
not approved by security
holders (2)

Total                              2,265,582                 $.403                  0

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

                                                          FOR THE FISCAL YEAR ENDED JUNE 30,
                                           2004              2003             2002            2001             2000
Total Sales                             2,399,270         5,585,655       14,255,417       5,566,039          358,026
Income (loss) from Continuing         (26,330,698)       (1,993,248)       1,578,108        (293,169)      (4,701,285)
Operations

Income (loss) from Continuing              (0.238)           (0.030)           0.032          (0.012)          (0.225)
Operations per Common Share

Total Assets                           51,935,918(1)     24,065,147(2)    27,734,300(3)    8,833,335(4)     2,407,842(5)
Total Liabilities                       8,983,566(1)      4,754,782(2)    10,829,337(3)    5,039,508(4)     5,488,865(5)
Dividends Declared per Common Share             0                 0                0               0                0

(1)      As of June 30, 2004
(2)      As of June 30, 2003
(3)      As of June 30, 2002
(4)      As of June 30, 2001
(5)      As of June 30, 2000

      Earnings per share is based on weighted average number of common shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION OVERVIEW

      Tengtu International Corp. ("we," "us," or the "Company"), through its wholly owned subsidiary, Beijing Tengtu United Electronics Development Co., Ltd. ("Tengtu United"), is engaged in the sale of software and educational materials to schools in the People's Republic of China ("PRC"). Currently, these products and materials consist principally of:

      i. the Education Resource for Microsoft(R) Office software which incorporates educational and teaching resources contained in our Total Solution software with Microsoft's Office 2003;

      ii. educational resources based on the PRC's required K-12 curriculum which are distributed by satellite and on hard disk drives by Hua Xia Bo Xiu Education Software Co., a joint venture with the PRC Ministry of Education of which we currently own 53% and which we refer to as CBERC; and

      iii. teacher training resources.

Our current business consists principally of the following:

      i. Providing out products, educational materials and systems integration services to schools as part of the PRC "Western Rural School Projects," and

      ii. Developing educational resources and negotiating with potential strategic partners for the creation of a commercial "National Education Portal" ("NEP"), which is to be an internet and fee-based educational portal where students and parents can purchase additional and supplemental educational resources.

      For The fiscal year ended June 30, 2004, we made a one time adjustment of $18,700,000 to due from related parties. As previously reported in a Current Report on Form 8-K filed with the SEC on May 26, 2004, the Company believed that its approximately $19.5 million receivable due from Tengtu China was materially impaired and that the Company was continuing its assessment of the impairment. Upon further assessment, the Company believes that approximately $800,000 of this amount will be collected from schools resulting in a write-down $18,700,000 due from Tengtu China in the quarter ended June 30, 2004. However, the Company is continuing its aggressive efforts to collect all receivables.

LIQUIDITY AND CAPITAL RESOURCES FOR THE FISCAL YEARS ENDED JUNE 30, 2004, 2003, and 2002

FISCAL YEAR ENDED JUNE 30, 2004

      For the year ended June 30, 2004, net cash used by operating activities totaled $1,655,797. The net loss for the year ended June 30, 2004 was $71,120,771. Other cash changes from operating activities include non-cash changes for depreciation of $219,719, fixed assets adjustments of $334,284, primarily for a writedown of assets of TIC Beijing, an increase in assets after consolidation of CBERC, Tengtu Electronic Publishing House, Tengtu Tian Di Network Co., Ltd. and Tengtu Teacher Training following our Restructuring, changes in long-term investment of $3,163,133 primarily due to the decrease of investment in CBERC (21 million RMB) after the Restructuring, minority interest of $85,877, and non-cash interest expense of $176,013 related to the Top Eagle Holdings, Ltd. ("Top Eagle") convertible debenture.

      Cash increased as a result of the decrease of $18,090,816 in due from Tengtu China which represents a one time adjustment due to an accounts receivable write off of $18,890,816, and $800,000 which was returned to us by the Shandong LBERC. The decrease in prepaid expenses of $736,491, and notes receivables of $11,881 resulted in positive changes to operating cash flow. The increase in accounts receivable of $992,986, inventories of $511,119, other receivables of $19,138, accounts payable of $132,710, and other liabilities of $252,277 decreased operating cash flow. The increases in accrued expenses of $3,291,155 primarily resulted from guarantees of the Tengtu China Group's bank loans and prepaid revenue of $482,404.

      We did not make any investments during the year ended June 30, 2004.

      Net cash flow from financing activities was $3,959,280 which includes short-term loan of $65,942 from Orion Capital Incorporated ("Orion"), which is owned by our Chairman, William O.S. Ballard, a short-term loan of $1,026,800 (8.5 million RMB) borrowed by Tengtu Electronic Publishing House, principal repayment of $500,000 on the Top Eagle convertible debenture, and $3,222,789 of cash received from a private placement of units of common stock and common stock purchase warrants, as well as from the exercise of warrants.

      Cash on hand is not sufficient to meet our capital investment plans and operating requirements for the next 12 months. We are planning to raise additional funds to meet the cash requirements for our operations, including NEP and CBERC. There can be no assurance that such financing will be available, or if available, that it will be on acceptable terms.

CONTRACTUAL OBLIGATIONS

      The following summarizes our contractual obligations at June 30, 2004:

CONTRACTUAL OBLIGATION                       TOTAL                                  PAYMENT DUE BY PERIOD
                                                                LESS THAN 1                                       AFTER 5
                                                                  YEAR          1-3 YEARS          4-5 YEARS       YEARS
Short-term loans                         $1,973,159(1)       $1,973,159(1)
Total Contractual Obligation             $1,973,159(1)       $1,973,159(1)

Notes:

(1) The short-term loan included the $1,000,000 convertible debenture issued to Top Eagle less a discount of $119,583, the short-term loan from Orion of $65,942, and a short-term loan from the Agricultural Bank of China of 1,026,800.

In addition to the foregoing, we are also committed to fund CBERC as follows:
RMB 30 million (approximately $3,624,000) within twelve months after the establishment of CBERC and RMB 20 million (approximately $2,416,000) within eighteen months after the establishment of CBERC. CBERC was established in January 2003. In January 2004, an agreement was reached between Tengtu United and CBERC, pursuant to which the payment due in January, 2004 was extended by six months. Originally, our relationship with CBERC contemplated the creation of a fully user supported internet-based portal which could also be used for commercial purposes. The PRC Government, has, however, decided not to pursue such a portal, and instead focuses on providing satellite based resources and content and hard disk drives pre-loaded with resources and content. Therefore, while we are currently committed to fund CBERC with approximately RMB 30 million, we believe that we will be able to renegotiate our CBERC relationship to continue our access to its content and resources, with a lower capital contribution. However, there can be no assurance that the PRC government will cooperate in such renegotiations, and, even if they do, that sufficient capital will be available to contribute to CBERC to fulfill our obligations. The loss of our interest in CBERC would materially and adversely affect our business and operations.

      Because the Tengtu China Group still conducts some of the business of Tengtu United, Tengtu United has determined that it was necessary for it to guarantee repayment of certain outstanding loans to the Tengtu China Group. The guarantees currently outstanding, and their amounts, in RMB, are set forth below:

       Bank                                        Loan Amount
       ----                                        -----------
       Hua Xia Bank                                RMB 16 million

       Agricultural Bank of China                  RMB 14.1 million

      As previously reported by the Company, when Fan Qi Zhang died on October 24, 2003, he bequeathed 15 million of the 30 million shares of our common stock that he was to receive upon the closing of the Restructuring to "solve the funding difficulties" of the companies in the Tengtu China Group. The "funding difficulties" of the Tengtu China Group are principally the above loans guaranteed by Tengtu United, as well as an additional RMB 37.8 million in Tengtu China Group debts which have not been guaranteed by Tengtu United as set forth below:

         Bank/Lender                                 Loan Amount                Obligor(s)
         -----------                                 -----------                ----------
Agricultural Bank of China                           RMB3.8 million             Beijing Jiade Science and
                                                     (458,842 USD)              Technology Group, Ltd.
                                                                                ("Jiade")

Bank of China                                        RMB 15 million             Jiade and Tengtu Electronic
                                                     (1,811,222 USD)            Publishing House

      The Estate of Fan Qi Zhang, which controlled the Tengtu China Group companies, has given authorization to Tengtu United to use the 15 million shares bequeathed by Mr. Zhang to pledge to the banks holding guarantees from Tengtu United in substitution for the Tengtu United guarantees. Discussions with these banks are currently ongoing. The Estate of Fan Qi Zhang has also authorized the use of a portion of the 15 million shares to pledge to CME for settlement of the lawsuits described previously.

      We are planning to raise additional funds to meet the cash requirements for CBERC project and the needs of our operations for the next 12 months. There can be no assurance that such financing will be available, or if available, that it will be on acceptable terms.

FISCAL YEAR ENDED JUNE 30, 2003

CHANGES IN CASH FLOW

      For the fiscal year ended June 30, 2003, net cash used by operating activities totaled $3,038,009. The net loss for the year, $(1,862,412), includes non-cash charges for depreciation and amortization of $139,772, equity loss on investment of $76,807, non-cash compensation expenses associated with the issuance of common shares for services of $50,835, and non-cash interest expense of $93,820 related to a convertible debenture held by Top Eagle.

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

CONTRACTUAL OBLIGATIONS

      The following summarizes our contractual obligations at June 30, 2003:

                              PAYMENT DUE BY PERIOD

CONTRACTUAL OBLIGATION             TOTAL           LESS THAN 1 YEAR    1-3 YEARS

Short-term loans                $1,454,404(1)      $1,454,404(1)
Total Contractual Obligation    $1,454,404(1)      $1,454,404(1)

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

      The net change from investing activities was a decrease of $13,094,349 in cash. We advanced $9,059,902 (RMB 74,999,185) to Tengtu China, of which $1,208,000 (RMB 10,000,000) was invested in the Shandong LBERC and $724,800 (RMB 6,000,000) was invested in the Shaanxi LBERC as a long term investment, $2,536,800 (RMB 21,000,000) was invested in CBERC as a long term investment, and the balance was used to provide the working capital for Operation Morning Sun and other provincial LBERC projects. We also deposited $4,000,000 with Min Sheng Bank as collateral for a long-term loan with that bank . The net cash flow generated from financing activities totaled $16,425,160. On June 6, 2002, we closed a $4,000,000 loan with Quest Ventures, Ltd. Pursuant to the terms of the loan agreement, we issued a $4,000,000 promissory note to Quest due November 30, 2002 with an interest rate of 12%. The note was secured by a general security agreement, pursuant to which we gave Quest a security interest in all of our assets. The note was also secured by 10,015,812 shares of our common stock pledged by Orion Capital Incorporated, a guarantee from Orion limited to the pledged stock and a personal guarantee from William O.S. Ballard as to $2,500,000. The Quest loan was, in part, a bridge loan until the closing of the private placement on June 20, 2002. Pursuant to the terms of the loan agreement and note, the $2,500,000 personally guaranteed by Mr. Ballard was repaid to Quest by July 5, 2002 extinguishing the personal guarantee. $2,250,800 of the $2,500,000 repaid to Quest was raised in a private placement of Special Warrants which closed on June 20, 2002.

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

      The total cash received from warrants and options issued and exercised was $3,058,482. On June 20, 2002, we sold 2,991,332 units in a private placement for gross proceeds of $2,991,332. The units consisted of two Special Warrants each. 541,332 of the Special Warrants were sold to Orion, a company wholly owned by the Chairman of our Board of Directors, William O.S. Ballard. 50,000 previously issued stock warrants were exercised at $0.218 per common share for $10,900. 100,000 warrants were also exercised at $0.285 per common share for $28,500. In addition, $16,350 was received to exercise 75,000 previously issued options, but shares have not been issued as of June 30, 2002. On June 12, 2002, we received $250,000 from Fan Qi Zhang pursuant to a stock purchase agreement. Subsequently, we received another $250,000 from Mr. Zhang in July 2002. Pursuant to a July 30, 2002 amended stock purchase agreement, we sold 1,000,000 Common Shares to Mr. Zhang for the $500,000 received. The sale included 500,000 attached warrants to purchase common stock at $.75 per share.

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

      Pursuant to a $1,500,000 convertible debenture issued to Top Eagle in December, 1999 and due December, 2003, we made quarterly interest payments at a rate equal to the best lending rate of The Hong Kong and Shanghai Banking Corporation plus two percent

FISCAL YEAR 2004, 2003 AND 2002 COMPARATIVE OPERATING RESULTS

                                        2004          2003              2002

Revenues...................       $2,399,270       $5,343,783        $14,255,417

      Primarily due to the delay of recognition of revenue for Western Rural School Projects, the total revenue in 2004 was $2,399,270. This total included sales of turn key portals of $188,334, satellite connectivity equipment for $1,125,193, Total Solution Platforms for $151,010, systems integration services for $67,930, Educational CDs for $314,506, Microsoft products for $340,526, and Content license fees of $110,846. Total Tengtu United/Tengtu China operations accounted for 96% of the consolidated sales. $100,622 of revenue from CBERC and $302 revenue from TIC Beijing accounted for the remaining 4% of the consolidated revenue.

                                  2004                2003                 2002

Gross Profit/Loss          $1,117,952            $1,977,947           $9,213,132

      For the year ended June 30, 2004, the overall gross margin associated with Tengtu United's sales was 47%, including Total Solution platforms at 89%, satellite equipment at 26%, educational CD-ROMs at 81%, Microsoft products at 65%, Portal at 52%, Content license fee at 99%, and System integration at 5%.

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

                                        2004            2003            2002
Research and development             $803,432            $0            $971,111

      In fiscal year 2004, we made a one time adjustment of $692,854 for Lifelong.com project expenses previously booked as prepaid expenses. We recorded no research and development expenses in 2003. In fiscal 2002, $971,111 research and development expenses were incurred with respect to a portal software project and educational content software for China's educational market.

                                               2004               2003                 2002
General and Administrative Expenses       $3,119,824           $1,924,695           $2,511,430

      General and administrative expenses increased $1,195,129 in the fiscal year ended June 30, 2004 compared to fiscal year of 2003. The increase was mainly due to approximately $105,000 of general and administrative expenses in CBERC and other Tengtu Group companies after the Restructuring, a one time adjustment of $922,532 in inventory and other deferred assets for CBERC, and $100,000 of public relations printing expenses.

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

                                          2004              2003           2002

Related Party Consultants              $516,708         $488,877        $865,202

      Related party consultants' expense relates to staff that manages technical developments and financing activities in North America.

      In fiscal year of 2004, related party consultants' expenses were consistent with the previous year's amount. Related party consultants' expense decreased in fiscal year 2003 compared with fiscal year of 2002 due to the elimination of some executive positions and the lower market values for the shares issued as compensation for consulting services in fiscal year 2003.

                                          2004            2003            2002

Bad debt expense                     $18,700,000           $0              $0

      In fiscal year of 2004, we made a one time adjustment to due from related parties. As previously reported in a Current Report on Form 8-K filed with the SEC on May 26, 2004, the Company believed that its approximately $19.5 million receivable due from Tengtu China was materially impaired and that the Company was continuing its assessment of the impairment. Upon further assessment, the Company believes that approximately $800,000 of this amount will be collected from schools resulting in a write-down $18,700,000 due from Tengtu China in the quarter ended June 30, 2004. However, the Company is continuing its aggressive efforts to collect all receivables.

                                        2004              2003             2002

Collection Provision                  $92,503          $119,337         $444,031

      The provision for the fiscal year ended June 30, 2004 represents an estimate of potential uncollectible accounts associated with sales by Tengtu United during the year. Compared to the period in 2003, the lower amount in 2004 was primarily due to the lower sales. This provision is included in due from related party.

                                         2004            2003               2002

Goodwill write-down                   $45,450,000

      On April 05, 2004, we recorded on our books $45,450,000 of Goodwill after issuing 30 million shares for a 43% of interest in Tengtu United. At the end of fiscal year, we made an evaluation based on our current business model. Because we could not predict future cash flow with sufficient certainty, we wrote down the full amount of the Goodwill.

                                        2004            2003              2002

Advertising Expense                     $0             $16,891           $31,885

      Limited amounts of advertising expenses were spent in 2003, and 2002 on advertising to promote the sales in China.

                                         2004          2003              2002

Selling Expense                      $915,516       $1,387,135        $1,837,924

      For the years ended June 30, 2004 and 2003, selling expenses were lower compared with the same period of 2002. This is primarily due to lower sales in China.

                                         2004          2003               2002

Depreciation and Amortization          $219,719       $122,413          $81,741

      The increase in fiscal 2004 compared to 2003 was mainly due to approximately $180,000 of depreciation and amortization in CBERC and other Tengtu Group companies after the Restructuring.

                                         2004            2003             2002

Equity Earnings in Investee            $(117,522)     $(76,807)            $0

      The equity losses in investee in 2004 relate to our investment in the Shaanxi LBERC joint venture and the loss in CBERC for the three quarters prior to the Restructuring.

      The equity losses in investee in 2003 relate to our investment in the Shaanxi LBERC joint venture. The loss was primarily due to the high start-up expenses for the joint venture.

                                        2004            2003             2002

Interest Income                        $1,635         $250,615          $3,871

      The interest income in fiscal year 2003 was earned by a $4,000,000 restricted cash deposit at Min Sheng Bank. On June 26, 2002, we borrowed approximately $3,745,000 in Chinese renminbi from Min Sheng Bank. This line of credit was fully secured by the $4,000,000 in restricted dollar denominated deposits at the Min Sheng Bank. The restricted cash deposit earned interest at 6.15% annually and the interest income was paid on a semi-annual basis. The interest earned for the fiscal year 2003 was $249,889.

                                        2004           2003              2002

Interest Expense                    $391,778          $477,054         $254,029

      For the year ended June 30, 2004, interest expense was primarily for the interest on a convertible debenture issued to Top Eagle, which included the cash interest payment of $189,472 and an amortization discount of $176,013.

      For the year ended June 30, 2003, interest expense consists of $267,079 incurred on the Top Eagle Debenture and a loan from Quest Ventures, Ltd., and $209,974 of interest on the Min Sheng Bank loan in China.

      Interest expense in fiscal 2002 includes interest on a short-term loan from Quest Ventures, Ltd. and the Top Eagle loan.

                                        2004          2003               2002

Other Income                          $206,118      $1,257,877        $2,045,902

      Other income in fiscal 2004 was the credit for value added tax (VAT) paid in China for Tengtu United's sales.

      Other income in fiscal 2003 includes a credit for value added tax (VAT) paid in China for Tengtu United's sales of $290,274, a $210,000 reversal of over accrual of consulting fees, a $720,208 of reversal of old legal and accounting fees and $36,310 in cash recovered from the sale of the assets of Iconix, our former investee.

         Other income in fiscal 2002 included a $236,559 non-cash gain on debt forgiveness related to a debenture that had been issued by Edsoft, one of our subsidiaries, and a $1,803,079 VAT tax credit in China.

                                    2004              2003                2002

Other Expense                   $2,098,239          $704,801           $263,352

      The Other expenses in fiscal 2004 related to accrued expense for Tengtu United's guarantee of Tengtu Group Companies' bank loans of $3,150,000.

      Other expense in fiscal 2003 related to an accrual for a settlement of our litigation with Swartz Private Equity, LLC of $679,287.

      The majority of other expenses in fiscal 2002 related to asset write-offs, which consisted of $75,000 for a software license fee and $171,732 of idled assets in China.

                                   2004               2003              2002

Minority Interest                $21,236             $89,218          $2,424,092

      In fiscal 2004, $21,236 of minority interest was booked after the Restructuring and consolidation of CBERC. The PRC government owns a 47% interest in CBERC joint venture and Tengtu China owns 20% of Tengtu Electronic Publishing House.

       For fiscal year of 2003 and 2002, minority interest represents Tengtu China's 43% interest in the operating profits of Tengtu United. In fiscal 2003, Tengtu United's net profit was $194,216. Therefore, 43% of Tengtu United net profits were allocated to Tengtu China and $89,218 of minority interest was recorded. In fiscal 2002, Tengtu United's net profit exceeded its accumulated losses from prior years. Therefore, 43% of Tengtu United net profits were allocated to Tengtu China and $2,424,092 in minority interest was recorded.

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

1. Consolidated Financial Statements

      Tengtu's business is focused on China through a 100% owned subsidiaries, Tengtu United Electronic Corporation ("TUC").

2. Equity Method for Investments in CBERC & LBERC

      Tengtu China, our joint venture partner in Tengtu United, established two joint ventures on behalf of Tengtu United: one with a division of the Chinese Ministry of Education, CBERC, and second, the Shaanxi Province Broadband Education Resource Center, an LBERC. We, through Tengtu United, have advanced $4,469,600 for the formation of CBERC and LBERCs. We account for these investments using equity method. Although our equity interest in each of the joint ventures is over 50%, we do not control the joint ventures due to participating rights exercised by the minority interest holders in the management of the joint ventures. We have the ability to exercise significant influence, but not control, over the investees

3. Due from Related Party

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

      We established an allowance for doubtful accounts of $819,555 at June 30, 2004, which are reserves against related party receivables in addition to our writedown of bad debt. We believe any credit risk beyond this amount would be negligible. At June 30, 2004, we had approximately $210,000 of cash in banks uninsured.

      We do not require collateral or other securities to support financial instruments that are subject to credit risk. For the fiscal years ended June 30, 2003 and 2002, while we recorded sales pursuant to agreements with the Chinese Ministry of Education in our financial statements, no single school customer accounted for more than 10% of total sales. Receivables related to these sales transactions are grouped together with amounts due from a related party, Tengtu China.

                        MARKET RISK SENSITIVE INSTRUMENTS

FINANCIAL INSTRUMENT                                    CARRYING VALUE           FAIR VALUE

Instruments entered into for trading purposes               None

Instruments entered into for other than trading purposes

Cash and Cash equivalents
         United States                                     $       --            $       --
         Foreign                                            2,358,536             2,358,536
         Total                                             $2,358,536            $2,358,536
Accounts and Other Receivables, Net
         United States                                     $       --            $       --
         Foreign                                            1,166,136             1,166,136
         Total                                             $1,166,136            $1,166,136
Accounts payable
         United States                                     $   95,652            $   95,652
         Foreign                                           $  524,285            $  524,285
         Total                                             $  619,937            $  619,937

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Our financial statements described below and the report of our independent auditors thereon are set forth following the Index to Financial Statements on page F-1 of this report:

Report of independent registered public accounting firm            F-1

Consolidated balance sheets at June 30, 2004 and 2003              F-2

Consolidated statements of operations and comprehensive
income (loss) for each of the three years in the
period ended June 30, 2004                                         F-3

Consolidated statements of shareholders' equity for each of
the three years in the period ended June 30, 2004                  F-4

Consolidated statements of cash flows for each of the three
years in the period ended June 30, 2004                            F-5

Notes to consolidated financial statements                         F-6 - F-20

SELECTED QUARTERLY FINANCIAL DATA

         The following supplementary financial information is provided for the periods since we have been required to report on Form 10-Q.

SUPPLEMENTARY FINANCIAL INFORMATION

                           30-Jun-04     31-Mar-04    31-Dec-03     30-Sep-03      30-Jun-03   31-Mar-03    31-Dec-02    30-Sep-02
Revenues                      $289,008     $354,557    $1,329,861      $425,843   $1,945,640  $1,913,585     $534,187     $638,646
Gross Profit                  $170,789     $181,208      $533,334      $232,619     $792,146  $1,116,395     $212,867     $175,744
  Gross Profit Margin              59%          51%           40%           55%          41%         58%          40%          28%
Operating Income (Loss)  ($67,111,097)   ($575,474)    ($338,987)    ($674,193)      $57,822  ($210,280)   ($753,992)  ($1,104,090)
   Net Income (Loss)     ($69,326,894)   ($702,713)    ($424,815)    ($666,350)      $30,425     $62,223   ($714,875)  ($1,125,648)
  Earnings Per Share
     Basic                     ($0.67)      ($0.01)       ($0.01)       ($0.01)        $0.00       $0.00      ($0.01)       ($0.02)
    Diluted                    ($0.67)      ($0.01)       ($0.01)       ($0.01)        $0.00       $0.00      ($0.01)       ($0.02)

                             30-Jun-02    31-Mar-02     31-Dec-01     30-Sep-01    30-Jun-01   31-Mar-01
Revenues                    $3,959,491   $2,993,603    $4,061,008    $3,241,315   $2,612,335  $1,450,879
Gross Profit                $2,605,005   $2,196,126    $2,379,319    $2,059,682   $1,437,678    $818,748
  Gross Profit Margin              66%          72%           59%           64%          55%         56%
Operating Income (Loss)     $1,365,729     $379,632      $147,465      $576,982     $887,078  ($143,496)
   Net Income (Loss)          $670,679      $50,554      ($7,237)      $864,112   $2,110,188  ($238,776)
  Earnings Per Share
    Basic                        $0.01        $0.00         $0.00         $0.02       $0.08*     ($0.01)
    Diluted                      $0.01        $0.00         $0.00         $0.02       $0.08*     ($0.01)

* earnings per share is based on weighted average number of common share outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There has been no change in our independent auditors during the previous two fiscal years. Nor have there been any disagreements with our independent auditors during the previous two fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

      In connection with the Company's April, 2004 acquisition of the remaining 43% interest in Tengtu United from its former joint venture partner, Tengtu China, the Company, through its Audit Committee, has been conducting a thorough examination of the financial condition of Tengtu United and its operations.

      The review has uncovered overstatements of revenue for each quarter of fiscal 2004. The Company believes that the overstatements were due to the failure by Tengtu China, the Company's former joint venture partner in Tengtu United, to maintain adequate financial controls and systems and to follow generally accepted accounting principles. This in turn impacted the recording of revenues for the joint venture, which are reflected in the consolidated financial statements of the Company. The overstatements arose from inadequate financial controls and systems at the Company's former joint venture partner and agent, and are made up of accounting errors, double counting of sales, and recognition of revenue that is considered premature under United States generally accepted accounting principles because revenue was recognized before services or products had been provided. As a result of these misstatements, the financial statements for the first three quarters of fiscal year 2004 have been restated and re-filed.

      The Company has since implemented a number of measures to correct weaknesses in internal controls and financial reporting systems. This ongoing review has resulted in a reorganization of the finance and accounting departments, the replacement of financial management responsible for financial reporting, and the appointment of Simon Xia as Chief Financial Officer of Tengtu United to oversee the Company's financial review and reorganization. The Company's systems of internal control are still in the process of evaluation and improvement as personnel are replaced and new procedures are implemented. Some of the new procedures include requiring the CFO pre-approve all large contracts for products or services, credit worthiness reviews of all customers, more thorough analysis of the profitability and capital requirements of individual contacts and a more direct measure of holding sales employees accountable for the profitability and collectibility of sales made.

ITEM 9B OTHER INFORMATION

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

      The name and positions with us of each of our Directors and Executive Officers are as follows:

TC                                        DIRECTOR
NAME                                     POSITION                         SINCE        AGE
--------------------------------    ---------------------                 -----        ---
WILLIAM O.S. BALLARD (1),(2),(3)    Director and Chairman                  2001         57

Kennith Johnson (3)                 Director                               2004         51

Thomas Pladsen                      Director                               2004         44

JOHN MCBRIDE (1), (3)               Director                               2001         45

JOHN WATT (2)                       President                              1996         58

JING LIAN                           Vice President                          --          52

JUDY YE                             Chief Financial Officer                 --          39

DR. PENGHUI LIU                     Interim Chief Executive Officer         --          39

Notes:
(1)   Member of the Compensation Committee.
(2)   Member of the Executive Committee.
(3)   Member of the Audit Committee.

      The following is a description of the qualifications and experience of each of the current Directors:

      WILLIAM O.S. BALLARD is the Chairman of our Board of Directors, and the Chairman of the Executive Committee of our Board of Directors. Mr. Ballard's investment company, Orion Capital Incorporated, is currently our largest shareholder. Mr. Ballard has a law degree from Osgoode Hall, Toronto, Canada and is a Canadian entrepreneur and lawyer. Mr. Ballard currently serves as a Director of three Canadian public companies, Devine Entertainment, Northfield Capital Corporation and Southern Star Resources Inc. Until 1998, Mr. Ballard was a partner in The Next Adventure Inc., an international entertainment company and has, for many years, been involved in the concert promotion business. Mr. Ballard is the founder and past President of the Toronto Entertainment District Association, one of Canada's largest business associations and the founder and co-chairman of Canada's prestigious Walk of Fame. He also served on the President's Council at Sir Wilfred Laurier University and the Senate of York University. Mr. Ballard's principal occupation for the past three years has been providing consulting services to us. Prior to that time and starting in 1998, Mr. Ballard's principal occupation was acting as President of Orion (a position he still holds). Mr. Ballard was elected to our Board of Directors on November 27, 2001. As a result of Devine Entertainment's failure to file its annual financial statement for the year ended December 31, 2002, the Ontario Securities Commission issued a temporary cease order against Devine Entertainment, Mr. Ballard and certain other individuals prohibiting these parties from trading in securities of Devine Entertainment.

      Kennith Johnson is a member of our Board of Directors and Chairman of our Audit Committee. Since November 2001, Mr. Johnson has been a financial and strategy consultant with Johnson & Scanlon Associates. From January 2001 to November 2001, Mr. Johnson was Senior Vice President and Chief Financial Officer of Movado Group, Inc., a manufacturer and distributor of Swiss watches, fine jewelry and tableware products. Prior thereto he was Vice President, Chief Financial Officer and Chief Administrative Officer of Precise International/Wenger N.A., a privately held manufacturer, distributor and importer of Swiss made sports watches, fine jewelry and other products.

      Thomas Pladsen is a member of our Board of Directors. He previously served as our Chief Financial Officer in 2001 and 2002.Since March 2001, Mr. Pladsen has also served as the Chief Financial Officer of Cimatec Environmental Engineering Inc., a public manufacturing company. From August 1999 to February 2001 Mr. Pladsen was a consultant to several publicly traded companies. From January 1999 to July 1999 Mr. Pladsen was the Chief Financial Officer of Online Direct Inc., a public software development company. Prior thereto Mr. Pladsen served as the Chief Financial Officer of Great Lakes Minerals Inc., Newmex Mining Company and Santa Cruz Gold Inc., a group of public mining and exploration companies.

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

      The following is a description of the qualifications and experience of Tengtu's President, Chief Executive Officer, Vice President and Chief Financial
Officer:

      JOHN WATT is our President. Mr. Watt has served as a Director from June, 1996 until January, 2004 was appointed Executive Vice President on September 17, 2000, prior to being appointed President on July 1, 2001. Mr. Watt was President of John D. Watt & Associates, Ottawa, Canada, a consulting firm specializing in media and entertainment industries, from 1995 to July 1, 2001. Between 1980 and 1990, Mr. Watt served as a Director General for the Government of Canada, overseeing federal policies in cultural industries, broadcasting, and telecommunications. He was also an advisor to the NAFTA negotiations. Mr. Watt was responsible for regulated foreign investment policies and negotiating bilateral treaties with 26 countries including China. Mr. Watt graduated with a B.A. degree from Sir Wilfred Laurier University before earning his L.L.Th. in post-graduate studies at University of Toronto and a Marketing Management Diploma from George Brown College, Toronto.

      DR. PENGHUI LIU is our interim Chief Executive Officer. Dr. Liu was appointed our interim CEO, pending completion of a definitive agreement with the Company, in October 2004. Over the past five years, he served as Strategic Investment Advisor and Consultant for Everbright Securities and China National Trust & Investment Company, respectively, Exclusive Strategic Advisor for Telstra China, General/Primary Agent for Samsung Electronics, NEC and Siemens Communication Networks Beijing. Dr. Liu is the founder of the Beijing Pacific Institute of International Strategy and has served as a director of that organization since June 1999. Dr. Liu has also served as the editor-in-chief of the Journal - Strategy and Management since 2003.

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

      To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of Common Stock has failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended June 30, 2004.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND OFFICERS

DIRECTORS

      We paid $5,000 per quarter to Kennith Johnson, but did not pay cash compensation to any of our other Directors during the fiscal year ended June 30, 2004. Pursuant to a resolution passed by our Board of Directors on April 27, 1997, each outside director who is not an employee or consultant is entitled to the following compensation:

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

OFFICERS

      We paid cash compensation of $516,708 to our executive officers during the fiscal year ended June 30, 2004. On March 29, 1999, we adopted a deferred compensation plan for future payment of past due amounts. Pursuant to the deferred compensation plan, we deferred all compensation to certain executive officers until we receive certain amounts of financing. At that time, we will begin paying salaries or consulting fees at the agreed-upon rate and 90% of the payments will be applied to current obligations and 10% to past due compensation and fees which have been deferred. The total compensation deferred as of June 30, 2004 was $1,207,714.

SUMMARY COMPENSATION TABLE

      The following table provides information relating to compensation for the fiscal years ended June 30, 2004, 2003 and 2002 for our former Chief Executive Officer and compensation payable to other highly compensated executive officers whose total salary and bonus (as determined pursuant to SEC rules) exceeded $100,000 (determined by reference to fiscal 2004). The amounts shown include compensation for services in all capacities provided to us. With respect to our former Chief Executive Officer, Pak Kwan Cheung, the salary listed represents the amount set forth in an agreement between us and Comadex Industries Ltd., a company owned by Pak Kwan Cheung, but not amounts received by Comadex. Comadex received $20,000 for the fiscal year ended June 30, 2002 (see also "Legal Matters"). For the fiscal year ended June 30, 2004, Mr. Watt received $120,000 in salary. Penghui Liu, our current chief executive officer, was appointed in November 2004.

COMPENSATION                                  ANNUAL COMPENSATION                LONG TERM AWARDS
------------                                  -------------------                ----------------

                                                                              SECURITIES
                                                              OTHER ANNUAL      STOCK
                                         SALARY      BONUS    COMPENSATION     AWARD(S)     OPTIONS/
NAME AND PRINCIPAL POSITION    YEAR       ($)         ($)          ($)           ($)        SARS (#)
---------------------------    ----       ---         ---          ---           ---        --------
John Watt, President          2004       $120,000       0            0            0             0
                              2003       $120,000       0            0            0             0
                              2002       $120,000       0            0            0             0

Pak Kwan Cheung(1)(2)         2004              0       0            0            0             0
                              2003              0       0            0            0             0
                              2002       $128,400       0            0            0             0

Notes:
(1) We retained Pak Kwan Cheung's services through a consulting contract with Comadex entered into in October 1999. Comadex was not been paid any monies during the fiscal years ended June 30, 2000 and 2001 under the contract. However, in fiscal 2002 Comadex was paid $20,000. The amount listed represents compensation stated in the agreement. See "Legal Matters".

EMPLOYMENT OR CONSULTING CONTRACTS WITH EXECUTIVE OFFICERS AND DIRECTORS

JING LIAN

      We entered into an agreement with Jing Lian effective January 1, 1996 for Mr. Lian to serve as a Vice President at an annual salary of $80,000. The agreement also provides for the possibility of performance and incentive bonuses.

ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

      None of the members of the Compensation Committee of our Board of Directors (the "Committee") served as an officer or employee during the fiscal year ended June 30, 2004.

      BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      During the fiscal year ended June 30, 2004, the Compensation Committee of the Board of Directors did not meet and no new compensation was granted to any officer. Accordingly, the Compensation Committee has not issued a report on Executive Compensation for the fiscal year ended June 30, 2004. The Compensation Committee is currently in the process of negotiating an agreement with Dr. Penghui Liu to serve as CEO.

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

Date           Tengtu Return     NASDAQ Index      Industry Index
--------------------------------------------------------------------------------
6/30/1998                100               100            100
6/30/1999                 68               142            158
6/30/2000                528               210             85
6/30/2001                690               113             54
6/30/2002                235                78             30
6/30/2003                292                87             32
6/30/2004                426               108             44

Date           Tengtu Stock      Change from       % change         Calculated
               Price             prior period                       Return
--------------------------------------------------------------------------------
6/30/1998               0.19                             Base           100
6/30/1999               0.13             -0.06        -31.58%            68
6/30/2000               1.01              0.88        676.92%           528
6/30/2001               1.32              0.31         30.69%           690
6/30/2002               0.45             -0.87        -65.91%           235
6/30/2003               0.56              0.11         24.44%           292
6/30/2004               0.81              0.25         44.64%           426

Date           NASDAQ            Change from       % change         Calculated
               Composite Index   prior period                       Return
--------------------------------------------------------------------------------
6/30/1998               1895                             Base           100
6/30/1999               2686               791         41.74%           142
6/30/2000               3967              1281         47.69%           210
6/30/2001               2130             -1837        -46.31%           113
6/30/2002               1463              -667        -31.31%            78
6/30/2003               1623               160         10.94%            87
6/30/2004               2048               425         26.19%           108

Date           Industry group    Change from       % change         Calculated
               Performance       prior period                       Return
               Technology
--------------------------------------------------------------------------------
6/30/1998               1123                             Base           100
6/30/1999               1773               650         57.88%           158
6/30/2000                959              -814        -45.91%            85
6/30/2001                608              -351        -36.60%            54
6/30/2002                343              -265        -43.59%            30
6/30/2003                366                23          6.71%            32
6/30/2004                493               127         34.70%            44

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information furnished to us with respect to the beneficial ownership of Common Shares by each executive officer and Director named below, and by all Directors and executive officers as a group, each as of July 1, 2004. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

                                                 AMOUNT AND NATURE
                                                   OF BENEFICIAL
TITLE OF CLASS       NAME OF BENEFICIAL OWNER        OWNERSHIP        % OF CLASS
--------------       ------------------------        ---------        ----------
$.01 par common     William O.S. Ballard             16,576,074(1)      15.1%
$.01 par common     Jing Lian(2)                      1,170,750(2)       1.1%
$.01 par common     John Watt (3)                       112,000            *
$.01 par common     John McBride                        416,000            *
$.01 par common     Kenneth Johnson                           0          0%
$.01 par common     Thomas Pladsen                       27,397            *
$.01 par common     Judy Ye                                   0          0%
$.01 par common     Dr. Penghui Liu                           0          0%

$.01 par common     All executive officers and       18,302,221       16.7%
                    directors as  a group (4)
--------------------------------------------------------------------------------
* Less than 1%

Notes:

(1) Orion Capital Incorporated, a company controlled by Mr. Ballard, owns of record all shares reported in the table as beneficially owned by Mr. Ballard, including 835,465 shares issuable upon exercise of currently exercisable warrants, exercisable at $0.75 per share and 70,000 shares of our common stock pledged to Orion by a Tengtu officer and director as security for a loan made by such person. Mr. Ballard disclaims beneficial ownership as to these shares.

(2) Includes 300,000 shares of common stock issuable upon exercise of currently exercisable stock options at $0.218 per share granted on March 29, 1999 under the our 1999 Non-Qualified Stock Option Incentive Plan ("Stock Option Plan").

(3) Includes 75,000 shares of common stock issuable upon exercise of currently exercisable stock options at $0.218 per share granted on March 29, 1999 under our Stock Option Plan.

The following table shows the holdings of all persons who are not executive officers, directors or nominees, known by us to beneficially own more than five percent of our outstanding common stock as of July 1, 2004

                                                          AMOUNT AND NATURE
                                                            OF BENEFICIAL
TITLE OF CLASS             NAME OF BENEFICIAL OWNER          OWNERSHIP        % OF CLASS
--------------             ------------------------          ---------        ----------
$.01 par common          Orion Capital Incorporated(1)       16,576,074           15.1%

$.01 par common          Estate of FanQi Zhang               32,535,714           6.5%

Notes:

(1) Includes 835,465 shares issuable upon exercise of currently exercisable warrants, exercisable at $.75 per share and 70,000 shares of common stock owned by an officer and director, which are pledged as collateral for a mortgage Orion has on a residence recently purchased by him. Orion has disclaimed any beneficial interest in those common shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Tengtu China, our agent, carries out some of our operations and collection of receivables. Fan Qi Zhang, one of our Directors, controls Tengtu China. As of June 30, 2003, Tengtu United has an amount due from a related party, Tengtu China, of approximately $18,193,007.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit, Tax and Other Fees

      The following table sets forth the fees billed to us for the fiscal years ended June 30, 2004 and 2003 by Moore Stephens, P.C.:

                                                               2004         2003

Audit fee:                                                   61,156       63,888

Fee for quarterly reviews:                                   22,061       20,100

Assurance and related services:                              10,773       38,674

Tax Compliance, tax advice, and tax planning                  2,500        2,500

Products and services provided

Total:                                                       96,490      125,162

      The Audit Committee of our Board of Directors determined that the provision of the above non-audit services is compatible with Moore Stephens, P.C. maintaining its independence.

      Pre-Approval of Services by the Independent Auditor

      Our Audit Committee is responsible for appointing the Company's independent auditor and approving the terms of the independent auditor's services. The Audit Committee has established a policy for the pre-approval of all audit and permissible non-audit services to be provided by the independent auditor, as described below.

      Audit Services. Under the policy, the Audit Committee is to appoint the Company's independent auditor each fiscal year and pre-approve the engagement of the independent auditor for the audit services to be provided.

      Non-Audit Services. In accordance with the policy, the Audit Committee has established detailed pre-approved categories of non-audit services that may be performed by the independent auditor during the fiscal year, subject to the dollar limitations set by the committee. The Audit Committee has also delegated to the Chair of the Audit Committee the authority to approve additional non-audit services to be performed by the independent auditor, subject to certain dollar limitations. All other non-audit services are required to be pre-approved by the Audit Committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

      (a)(1) FINANCIAL STATEMENTS

      The following financial statements of Tengtu International Corp. are included:

      Consolidated balance sheets at June 30, 2004 and 2003

      Consolidated statements of operations and comprehensive income (loss) for each of the three years in the period ended June 30, 2004

      Consolidated statements of shareholders' equity for each of the three years in the period ended June 30, 2004

      Consolidated statements of cash flows for each of the three years in the period ended June 30, 2004

      (2) OTHER SCHEDULES

      All other schedules are omitted since the required information is not present or is not present in an amount sufficient to require submission of schedules, or because the information required is included in the financial statements and notes thereto.

      (3) EXHIBITS

      See (c) below.

      (b) EXHIBITS

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

11.1 Statement re: Computation of Per Share Earnings for the Fiscal Years Ended June 30, 2004 and 2003;

12.1 Statement re: Computation of Ratios for the Fiscal Years Ended June 30, 2004, 2003 and 2002;

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

Dated:   November 17, 2004

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ JUDY YE
-------------------------------     November 17, 2004
Judy Ye
Chief Financial Officer

/S/ JOHN WATT
-------------------------------     November 17, 2004
John Watt
Director

/S/ WILLIAM O.S. BALLARD
-------------------------------     November 17, 2004
William O.S. Ballard
Director

/S/ JOHN McBRIDE
-------------------------------     November 17, 2004
John McBride
Director

/S/ THOMAS PLADSEN
-------------------------------     November 17, 2004
Thomes Pladsen
Director

/S/ KENNITH JOHNSON                 November 17, 2004
-------------------
Kennith Johnson
Director

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

Report of independent registered public accounting firm                      F-1

Consolidated balance sheets at June 30, 2004 and 2003                        F-2

Consolidated statements of operations
     for each of the three years in the
     period ended June 30, 2004                                              F-3

Consolidated statements of stockholders' equity for each of
     the three years in the period ended June 30, 2004                       F-4

Consolidated statements of cash flows for each of the three
     years in the period ended June 30, 2004                                 F-5

Notes to consolidated financial statements                            F-6 - F-20

             Report of Independent Registered Public Accounting Firm

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS TENGTU INTERNATIONAL CORP.

We have audited the accompanying consolidated balance sheets of Tengtu International Corp. and its subsidiaries as of June 30, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the Standard of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tengtu International Corp. and its subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $71,120,772 for the year ended June 30, 2004, used cash in operations of $1,655,798 and, as of that date, had a working capital deficiency of $3,863,278. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           Moore Stephens, P.C.
                                           Certified Public Accountants
                                           New York, New York
                                           September 26, 2004

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        June 30,
                                     ASSETS
CURRENT ASSETS                                                    2004            2003
                                                          ------------    ------------
  Cash and cash equivalents                                  2,358,536         283,802
  Accounts receivables, net                                    992,986              --
  Due from related party                                            --       3,593,607
  Prepaid expenses                                              74,778         811,269
  Inventories                                                  511,119              --
  Other receivables                                            173,150         154,011
                                                          ------------    ------------
   Total Current Assets                                      4,110,569       4,842,689
                                                          ------------    ------------

                                                          ------------    ------------
PROPERTY AND EQUIPMENT, net                                    197,253          82,688
                                                          ------------    ------------

OTHER ASSETS
  Due from Related Party                                            --      14,497,209
  Notes receivable                                                  --          11,881
  Long-term Investment                                       1,229,660       4,392,793
  Goodwill                                                   1,822,951              --
                                                          ------------    ------------
                                                             3,052,611      18,901,883
                                                          ------------    ------------
TOTAL ASSETS                                                 7,360,433    $ 23,827,260
                                                          ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                             619,937    $    752,647
  Accrued expenses                                           3,292,601           1,446
  Prepaid revenue from customers                               482,404              --
  Due to related party consultants                           1,207,714       1,207,714
  Short-term loan                                            1,973,159       1,454,404
  Other liabilities                                            398,033         650,310
                                                          ------------    ------------
   Total Current Liabilities                                 7,973,847       4,066,520
                                                          ------------    ------------

Minority interest                                               85,877              --

COMMITMENTS [Note 10]

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share; authorized
   10,000,000 shares; issued -0- shares                              0              --
  Common stock par value $.01 per share; authorized
   150,000,000 shares; issued 110,706,914 shares
   (2003-66,736,223); outstanding 110,628,494 shares
   (2003-66,657,803)                                         1,106,285         666,578
  Additional paid in capital                                85,178,486      34,872,453
  Accumulated deficit                                      (86,882,617)    (15,761,845)
  Accumulated other comprehensive income (loss):
   Cumulative translation adjustment                          (100,660)        (15,662)
                                                          ------------    ------------
                                                              (698,507)     19,761,524
Less: Treasury stock, at cost, 78,420 common shares               (784)           (784)
                                                          ------------    ------------
     Total Stockholders' Equity                               (699,291)     19,760,740
                                                          ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   7,360,433      23,827,261
                                                          ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEAR ENDED JUNE 30,

                                                                                  2004           2003           2002
                                                                              -----------    -----------    -----------
SALES                                                                           2,399,270      5,343,783     14,255,417
COST OF SALES                                                                   1,281,318      3,365,836      5,042,285
                                                                              -----------    -----------    -----------
                                                                                1,117,952      1,977,947      9,213,132
                                                                              -----------    -----------    -----------

OPERATING EXPENSES
  Research and development                                                        803,432             --        971,111
  General and administrative                                                    3,119,824      1,924,695      2,511,430
  Related party consultants                                                       516,708        488,877        865,202
  Collection provision (combine with bad debts)                                    92,503        119,337        444,031
  Bad debt expenses                                                            18,700,000             --             --
  Advertising                                                                          --         16,891         31,885
  Selling                                                                         915,516      1,387,135      1,837,924
  Goodwill write off                                                           45,450,000             --             --
  Depreciation                                                                    219,719         64,036         81,741
                                                                              -----------    -----------    -----------
                                                                               69,817,702      4,000,971      6,743,324
                                                                              -----------    -----------    -----------

  Operating Income (Loss)                                                     (68,699,750)    (2,023,024)     2,469,808

OTHER INCOME (EXPENSE)
  Equity earnings (loss) in investee                                             (117,522)       (76,807)            --
  Interest income                                                                   1,635        250,615          3,871
  Interest expense                                                               (391,778)      (477,054)      (254,029)
  Other income                                                                    206,118      1,257,877      2,045,902
  Other expense                                                                (2,098,239)      (704,801)      (263,352)
                                                                              -----------    -----------    -----------
                                                                               (2,399,786)       249,830      1,532,392
                                                                              -----------    -----------    -----------
Income (Loss) before minority interests                                       (71,099,536)    (1,773,194)     4,002,201
Minority interest in subsidiary's'-Income (Loss)                                   21,236         89,218      2,424,092
                                                                              -----------    -----------    -----------
Net Income (Loss)                                                             (71,120,772)    (1,862,412)     1,578,108
                                                                              ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                                                          86,446,670     56,924,776     49,880,494
Common stock equivalents                                                                0              0      3,171,912
                                                                              -----------    -----------    -----------
Diluted                                                                        86,446,670     56,924,776     53,052,406
                                                                              ===========    ===========    ===========

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                                                               (0.82)         (0.03)          0.03
Diluted                                                                             (0.82)         (0.03)          0.03

The accompanying notes are an integral part of these consolidated financial statements.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEARS ENDED JUNE 30, 2004,2003, 2002

                                                                          Common Stock           Additional
                                                                          ------------            Paid-in
                                                                      Shares        Amount        Capital
                                                                    -----------   -----------   -----------
BALANCE - JUNE 30, 2001                                              45,089,673       450,897    18,832,469
                                                                    ===========   ===========   ===========
Issuance of common stock for services                                   360,008         3,600       300,058
Loan conversion                                                          43,011           430        21,075
Issuance of common stock for financing and interest expenses            495,000         4,950       242,550
Issuance of common stock for cash net of financing expenses           8,060,497        80,605     7,751,995
Issuance of common stockfor options & services                           75,000           750        18,000
Common Shares
        To be issued for cash & options                                      --            --     3,058,482
Paid-in capital related to service                                           --            --        57,107
        Foreign currency adjustment                                          --            --            --
Comprehensive Income:
        Net income                                                           --            --            --
Comprehensive Income
                                                                    -----------   -----------   -----------
BALANCE - JUNE 30, 2002                                              54,123,189       541,232    30,281,736
                                                                    ===========   ===========   ===========

Issuance of common stock for services                                   125,004         1,250        50,836
Issuance of common stock from exercise of warrants                    3,178,679        31,787       (58,724)
Issuance of common stock for cash                                     9,230,931        92,309     1,261,648
Foreign currency adjustment                                                  --            --            --
Issuance of common stock for Special Warrants                                              --     2,707,468
Paid-in capital adjustment for deferred compensation                                                629,488
Comprehensive Income(Loss)

                                                                    -----------   -----------   -----------
BALANCE - JUNE 30, 2003                                              66,657,803       666,578    34,872,452
                                                                    ===========   ===========   ===========

Issuance of common stock for Purchase Warrants                        5,583,436     55,834.36    (55,834.36)
Issuance of common stock for exercising stock options                   175,000         1,750     38,800.00
Issuance of common stock for cash                                     5,000,000        50,000     2,450,000
Issuance of common stock for Special Warrants                         3,212,255        32,123     2,377,069
Issuance of common stock for restructuring                           30,000,000       300,000    45,150,000
Paid-in capital adjustment for issuing Top Eagle Convertible Loan                                   346,000
Comprehensive Income(Loss)
Foreign currency adjustment

                                                                    -----------   -----------   -----------
BALANCE - JUNE 30, 2004                                             110,628,494     1,106,285    85,178,486
                                                                    ===========   ===========   ===========

                                                                   Comprehensive   Accumulated  Comprehensive
                                                                   Income (Loss)     Deficit    Income (Loss)
                                                                   ------------    -----------  -------------
BALANCE - JUNE 30, 2001                                                (298,167)   (15,477,541)       (11,214)
                                                                    ===========    ===========    ===========
Issuance of common stock for services                                        --             --             --
Loan conversion                                                              --             --             --
Issuance of common stock for financing and interest expenses
Issuance of common stock for cash net of financing expenses                  --             --             --
Issuance of common stock for options & services                              --             --             --
Common Shares
        To be issued for cash & options                                      --             --             --
Paid-in capital related to service
        Foreign currency adjustment                                      (6,574)            --         (6,574)
Comprehensive Income:
        Net income                                                    1,578,108      1,578,108             --
Comprehensive Income
                                                                    -----------    -----------    -----------
BALANCE - JUNE 30, 2002                                               1,571,534    (13,899,433)       (17,788)
                                                                    ===========    ===========    ===========
Issuance of common stock for services                                        --             --             --
Issuance of common stock from exercise of warrants
Issuance of common stock for cash                                            --             --             --
Foreign currency adjustment                                               2,126             --          2,126
Issuance of common stock for Special Warrants                                --             --             --
Paid-in capital adjustment for deferred compensation
Comprehensive Income(Loss)                                           (1,862,412)    (1,862,412)
                                                                    -----------    -----------    -----------
BALANCE - JUNE 30, 2003                                              (1,860,286)   (15,761,845)       (15,662)
                                                                    ===========    ===========    ===========
Issuance of common stock for Purchase Warrants
Issuance of common stock for exercising stock option
Issuance of common stock for cash
Issuance of common stock for Special Warrants
Issuance of common stock for restructuring
Paid-in capital adjustment for issuing Top Eagle Convertible Loan
Comprehensive Income(Loss)                                          (71,120,772)   (71,120,772)
Foreign currency adjustment                                                                           (84,998)
                                                                    -----------    -----------    -----------
BALANCE - JUNE 30, 2004                                             (71,120,772)   (86,882,617)      (100,660)
                                                                    ===========    ===========    ==========


                                                                  Treasury            Unamortized
                                                                   Stock               Deferred             Stockholders'
                                                                   at Cost           Compensation          Equity (Deficit)
                                                                    ----                  ----                 -----------
BALANCE - JUNE 30, 2001                                             (784)                   --                   3,793,827
                                                                    ====                  ====                 ===========
Issuance of common stock for services                                 --                    --                     303,658
Loan conversion                                                       --                    --                      21,505
Issuance of common stock for financing and interest expenses                                                       247,500
Issuance of common stock for cash net of financing expenses           --                    --                   7,832,600
Issuance of common stock for options & services                       --                    --                      18,750
Common Shares
        To be issued for cash & options                               --                    --                   3,058,482
Paid-in capital related to service                                                                                  57,107
        Foreign currency adjustment                                   --                    --                      (6,574)
Comprehensive Income:
        Net income                                                    --                    --                   1,578,108
Comprehensive Income
                                                                    ----                  ----                 -----------
BALANCE - JUNE 30, 2002                                             (784)                   --                  16,904,963
                                                                    ====                  ====                 ===========
Issuance of common stock for services                                 --                    --                      52,086
Issuance of common stock from exercise of warrants                                                                 (26,937)
Issuance of common stock for cash                                     --                    --                   1,353,957
Foreign currency adjustment                                           --                    --                       2,126
Issuance of common stock for Special Warrants                         --                    --                   2,707,468

Paid-in capital adjustment for deferred compensation                                                               629,488

Comprehensive Income(Loss)                                                                                      (1,862,412)

                                                                    ----                  ----                 -----------
BALANCE - JUNE 30, 2003                                             (784)                    0                  19,760,740
                                                                    ====                  ====                 ===========

Issuance of common stock for Purchase Warrants                                                                          --
Issuance of common stock  for exercising stock option                                                               40,550
Issuance of common stock for cash                                                                                2,500,000
Issuance of common stock for Special Warrants                                                                    2,409,191
                                                                                                                        --
Issuance of common stock for restructuring                                                                      45,450,000
                                                                                                                        --
Paid-in capital adjustment for issuing Top Eagle Convertible Loan                                                  346,000
                                                                                                                        --
Comprehensive Income(Loss)                                                                                     (71,120,772)
                                                                                                                        --
Foreign currency adjustment                                                                                        (84,998)

                                                                    ----                  ----                 -----------
BALANCE - JUNE 30, 2004                                             (784)                    0                    (699,289)
                                                                    ====                  ====                 ===========

The accompanying notes are an integral part of these consolidated financial statements.

                Tengtu International Corp. and Subsidiaries
                   Consolidated Statements of Cash Flows
                        For the Year Ended June 30,

                                                                  2004            2003          2002
                                                               -----------------------------------------
Cash Flows From Operating Activities
Net Income (loss)                                             (71,120,771)    (1,862,412)     1,578,108
Adjustments to reconcile net income (loss) to net cash
 Used by operating activities:
 Depreciation and amortization                                    219,719        139,772        357,512
 Goodwill write off                                            45,450,000
 Loss on investment at equity                                   3,163,133         76,807             --
 Noncash gain on loan forgiveness                                                              (236,559)
 Noncash financing expenses on shares issued                                                    187,500
 Noncash compensation expense on shares issued for services                       50,835        331,115
 Noncash interest expense - convertible debenture                 272,013         93,820         86,555
 Fix Assets adjustment                                           (334,284)         2,662        246,732
 Minority interest                                                 85,877

 Changes in operating assets and liabilities:
 Accounts receivable                                             (992,986)                       16,578
 Due from related party                                        18,090,816     (1,014,450)    (6,155,603)
 Prepaid expenses                                                 736,491        205,689       (516,876)
 Inventories                                                     (511,119)                        2,452
 Other receivables                                                (19,138)      (131,814)        73,757
 Advance to director                                                                             60,059
 Notes receivables                                                 11,881                            --
 Accounts payable                                                (132,710)      (339,584)       133,209
 Accrued expenses                                               3,291,155       (299,681)        28,822
 Due to related party consultants                                               (175,319)       387,496
 Prepaid revenue from customers                                   482,403
 Other liabilities                                               (252,277)       215,666        (16,655)
                                                               -----------------------------------------
 Net Cash Used by Operating Activities                         (1,559,797)    (3,038,009)    (3,435,798)
                                                               -----------------------------------------

Cash Flows From Investing Activities
 Investing in related parties                                                                (4,590,302)
 Long-term investment                                                                        (4,469,600)
 Compensating deposit on bank loan                                                           (4,000,000)
 Compensating deposit returned by bank                                         4,000,000
 Purchase of property and equipment                                                             (34,447)
                                                               -----------------------------------------
Net Cash Provided (Used) by Investing Activities                       --      4,000,000    (13,094,349)
                                                               -----------------------------------------

Cash Flows From Financing Activities
 Proceeds from short-term loans                                 1,092,740        753,717      1,883,428
 Proceeds from long-term loans                                  3,744,800
 Cash paid on long-term loans                                                 (3,744,800)
 Cash payments on short-term loan                                (560,400)    (1,999,200)       (94,150)
 Cash received for shares and options issued                    3,126,789      3,394,238     10,891,082
                                                               -----------------------------------------
Net Cash Provided (Used) by Financing Activities                3,659,129     (1,596,045)    16,425,160
                                                               -----------------------------------------

Effect Of Exchange Rate Changes On Cash                           (24,598)         3,018         (6,575)
                                                               -----------------------------------------

Increase (Decrease) In Cash And Cash Equivalents                2,074,734       (631,036)      (111,562)
                                                               -----------------------------------------

Cash And Cash Equivalents, beginning of the year                  283,802        914,838      1,026,400

Cash And Cash Equivalents, end of the year                      2,358,536        283,802        914,838
                                                                =======================================

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

2. GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $71,120,772 for the year ended June 30, 2004, used cash in operations of $1,655,798 and, as of that date, had a working capital deficiency of $3,863,278. Those factors create an uncertainty about the Company's ability to continue as a going concern.

Management has developed a plan to alleviate these factors to enable the Company to continue as a going concern. The plan includes a series of equity and debt financing. Currently, the Company has signed term sheets with two seperate organizations that would, if finalized into contracts, provide the Company with $5,000,000 of debt financing and up to $30,000,000 in equity capital. Another as a placement agent, on a best efforts basis, to sell $5,000,000 of the Company's common shares. Additionally, the Company's Canadian investee has signed a draft agreement with a potential purchaser of the investee's assets. If the deal is consummated, the Company would receive approximately $650,000.

The ability of the Company to continue as a going concern is dependent on the success of its plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. SIGNIFICANT ACCOUNTING POLICIES

a) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and subsidiaries over which it owns more than a 50% equity interest of controls more than 50% of an entity's voting interest. Significant inter-company balances and transactions have been eliminated on consolidation.

Tengtu's business is focused on China through a joint venture entity, Tengtu United China ("TUC"), in which Tengtu has a 57% equity interest. Prior to April 5, 2004 (see below), Tengtu was allocated 57% and Beijing Tengtu Culture and Education Electronics Co., Ltd. ("Tengtu China"), its joint venture partner, 43% of the profits of TUC. Tengtu China acts as agent for TUC through a series of agreements which sets out the nature of this agency relationship. Many of TUC's material contracts are in the name of Tengtu China, as are virtually all of the assets utilized to operate TUC. Included in these contracts is one contributed by Tengtu China to TUC that gives the joint venture the right to provide the Chinese public school system with certain educational materials. Although Tengtu and its joint venture entity do not directly own or operate any of the material assets, nor are they a party to many of the material contracts, TUC retains beneficial interest in and control over the material assets and material contracts by virtue of its agency relationship with Tengtu China.

On September 15, 2003, the Company signed an agreement with the beneficial owner of Tengtu China that allowed the Company to purchase the 43% interest of Tengtu China in TUC for 30 million common shares of the Company. The agreement also gives proxy control to the Company of a number of other entities in China owned by Tengtu China's beneficial owner. The agreement was approved by the Company's shareholders at the Company's annual shareholders meeting held on January 20, 2004 and closed on April 5, 2004. As the result of the restructure, Tengtu began to consolidate the operating result of China Broadband Education Resource Center ("CBERC"), Tengtu Electronic Publishing Co. Ltd ("TEP"), Tengtu Tian Di Network Co.Ltd ("TTN"), and Tengtu Training Center starting from April 05, 2004.

b) USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at June 30, 2004 and 2003, and reported amounts of revenues and expenses during each of the three fiscal years ended June 30, 2004. Actual results could differ from those estimates.

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

e) CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at June 30, 2004 and 2003.

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

g) INCOME/LOSS PER SHARE

Income or loss per common and common equivalent share is computed based on the weighted average number of common shares outstanding. Due to the anti-dilutive effect of the assumed exercise of outstanding common stock equivalents at June 30, 2004 and 2003, loss per share does not give effect to the exercise of these common stock equivalents in that year, but they are dilutive for the year ended June 30, 2002.

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

l) SOFTWARE COSTS

Software development costs are capitalized if they are incurred after technological feasibility has been established. Purchased software is capitalized if it has an alternative future use. Research and development costs for new products or enhancement of existing software and purchased software that do not meet these requirements are expensed as incurred. Capitalized costs are amortized under the straight-line method over the lesser of five years or the useful life of the related product. During the year ended June 30, 2003, approximately $178,500 was capitalized and was being amortized over its estimated useful life of two years. Amortization for the fiscal year of 2004 and 2003 were approximately $89,500 and $66,400 respectively and were included in the cost of sales.

m) Inventory Inventories are stated at the lower of cost or market. Substantially all inventory costs are determined using the first-in, first-out [FIFO] method. At June 30, 2004 inventory consists solely of finished goods. Inventory costs do not exceed net realizable value.

n) ALLOWANCE FOR DOUBTFUL ACCOUNTS The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2004, the allowance for doubtful accounts was $356,494.

o) LONG TERM INVESTMENT

Tengtu China entered into a joint venture, the China Broadband Education Resource Center ("CBERC"), with a division of the Chinese Ministry of Education on behalf of TUC. CBERC was established for the transmission of various educational tools to individual schools for an annual fee.

Tengtu China also formed a joint ventures with Shanxii Provinces on behalf of TUC. The joint venture is a Local Broadband Education Resource Center ("LBERC"). It will connect to CBERC and will contain its own educational and other materials mandated by the Province. This content will also be transmitted to individual schools for an annual fee.

For the fiscal years ended June 30, 2004, CBERC and Shanxxi LBERC incurred equity losses of $86,816 and $30,706 respectively. For the fiscal year ended June 30, 2003, CBERC did not have material operations. Shanxii LBERC was established at the end of fiscal 2002 and incurred an equity loss of $76,807 for the year ended June 30, 2003. Beginning April 5, 2004, the Company consolidates CBERC into its financial statements (see Note 3a).

4. PROPERTY AND EQUIPMENT

Property and equipment is comprised as follows:

                                                            JUNE 30,
                                                     2004                2003
                                                        $                   $
Computer hardware                                   415,399              63,203
Computer software                                         0                   0
Furniture and fixtures                                8,755               8,755
Automobiles                                         206,553             206,553
Office equipment                                    109,942              67,198
Production equipment                              1,052,868           1,052,868

Total at Cost                                     1,793,517           1,398,577
Less: accumulated depreciation                   (1,596,264)         (1,315,889)
                                                 ------------------------------
NET PROPERTY AND EQUIPMENT                          197,253              82,688
                                                 ==============================

Depreciation charged to operations for the years ended June 30, 2004, 2003 and 2002 was $219,719, $122,413, and $357,512, respectively, of which $0, $58,377 and $248,072 was included in cost of sales for the years ended June 30, 2004, 2003 and 2002 respectively.

5. LICENSE FEES

On June 21, 2000, the Company entered into a license agreement with Netopia Inc. The agreement grants the Company a fee-bearing, nonexclusive license right to promote and otherwise market Netopia's website product and service to the Company's customers. The cost of the agreement of $125,000 was to be amortized on a straight-line basis over five years. During the year ended June 30, 2002, this license was determined to have no remaining value, and the $100,000 balance of the asset was amortized immediately.

6. SHORT-TERM DEBT

      In December 1999, the Company issued a $1,500,000 convertible debenture to Top Eagle Holdings, Ltd. ("Top Eagle"), which was due on December 15, 2003. On that date, the Company entered into an agreement with Top Eagle pursuant to which it paid Top Eagle $300,000 and issued to Top Eagle a new convertible debenture in the principal amount of $1.2 million, due December 15, 2004, in exchange for the outstanding convertible debenture in the principal amount of $1.5 million. The Company made another principal payment of $200,000 on June 01, 2004 and reduced the principal amount to $1 million. Interest on both debentures is equal to the best lending rate of The Hong Kong and Shanghai Banking Corporation plus two percent (approximately 7% at June 30, 2004 and June 30, 2003, respectively).

      Orion Capital Incorporated ("Orion"), a significant shareholder of the Company, which is owned by the Chairman of the Company's Board of Directors, advanced $665,942 to the Company for general, operating and administrative expenses during fiscal year of 2004. On November 6, 2003, Orion converted $600,000 of such short-term loan into the Company's common stock at $0.50 per share. The advance has no repayment terms or interest rate.

      On December 10, 2003 Beijing Tengtu Electronic Publishing Co., Ltd., ("TEP") renewed a loan with an outstanding principal balance of RMB 9 million (approximately $1,087,000) with Agriculture Bank of China. The maturity date of the loan was June 10, 2004. On June 10, 2004, TEP repaid principal of RMB 500,000 (approximately$60,400) and the loan was extended for other three months with the maturity date of September 10, 2004. The annual interest rate for the loan is 6.372%.

8. INCOME TAXES-NEED

      For the current year, none of the Company's operating subsidiaries will be included in its federal income tax return as these are all foreign entities and are therefore ineligible for consolidation.

      The Company has accumulated approximately $22,295,000 of net operating losses that may be used to offset future federal taxable income. The utilization of the losses expires in tax years from 2006 to 2023.

Due to an ownership change in the year ended June 30, 1996, annual utilization of approximately $265,000 of the net operating losses is expected to be limited to an estimated $60,000 by current provisions of Section 382 of the Internal Revenue Code, as amended. As the Company is not liable for either current or deferred income taxes for the years ended June 30, 2004, 2003 and 2002, respectively, no provision is shown on the statement of operations. For U.S. tax purposes, the Company has recorded a deferred tax asset of approximately $7,580,000 at June 30, 2004 and $5,885,000 at June 30, 2003 and $5,274,000 at
June 30, 2002 due principally to net operating losses. A valuation allowance of an identical amount has been recorded, as the Company believes that it is more likely than not that the losses will not be utilized. The allowance has the effect of reducing the carrying value of the deferred tax asset to $0. The valuation allowance increased approximately $1,695,000 and $1,576,000 during the years ended June 30, 2004 and 2003, respectively.

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

At June 30,2004, there are both related party accounts receivable and non-related party accounts receivable. There is $105,752 of non-related party accounts receivable. For related party accounts receivable, an allowance of $819,555 and $727,052 at June 30, 2004 and 2003, respectively, has been established (see Notes 11 and 17).

      As previously reported in our Current Report on Form 8-K filed with the SEC on October 22, 2004, the Company believed that its approximately $19.5 million receivable due from Tengtu China was materially impaired and that approximately $800,000 of this amount will be collected. This resulted in a write-down of $18,700,000 of due from Tengtu China in the quarter ended June 30, 2004.

      At June 30, 2004 and 2003, the Company had approximately $2,358,536 and $210,000 of cash in banks over insurance limits, respectively. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk. For the fiscal years ended June 30, 2004 and 2003, approximately 99% of sales were generated through the contract (and successors to the contract) contributed to TUC (see Note 2a), respectively. The customers for all sales created by the contributed contract and its successors are the schools governed by the Chinese Ministry of Education. Receivables related to these sales transactions are grouped together with due from related party. For the fiscal year ended June 30, 2004, no customer accounted for more than 10% of total sales.

9. COMMITMENTS AND CONTINGENCIES

a) The Company has entered into operating leases for office space, on month-to-month basis. There are no minimum rental payments on these leases.

         Rent expense for the years ended June 30, 2004, 2003 and 2002 has been charged as follows:

                                                       YEAR ENDED JUNE 30,
                                                2004         2003         2002
                                                  $            $            $
                                               -------      -------      -------
General and administrative expense              74,352       71,092       66,409
Selling expense                                103,248      103,248      142,860
Cost of sales                                        0            0       94,858
Total rent expense                             177,600      174,340      304,127

b) The Company is committed to begin making deferred compensation payment to its related party consultants upon the completion of its next major financing transaction. However, the timing of the payment of the deferred compensation and additional contributions is discretionary and not defined in any agreement. The Company's Board of Directors has not defined a "major financing transaction," and such definition will be wholly within its discretion. During the year ended June 30, 2003, two of these consultants, who are also officers and directors of the Company, agreed to waive approximately $629,500 of the compensation due to them. The Company has reduced the liability and increased paid-in capital for this amount.

c) The Company is party to litigation in the normal course of business. It included a suit bought by a Company that provided consulting services to the Company from March 1997 to June 2001. The Company was owned by a former Director and President of the Company. The suit alleges breach of contract and damages totaling approximately $9,000,000. The suit is in the preliminary stage and the Company intends to contest this action vigorously. In the opinion of management and its counsel, the monetary effect of any potential negative outcome cannot be estimated at this time. To be updated.

d) The Company obligated to fund CBERC as follows: 30 million (approximately $3,624,000) within twelve months after the establishment of CBERC and RMB 20 million (approximately $2,416,000) within eighteen months after the establishment of CBERC. CBERC was established in January 2003. In January 2004, a new agreement was reached between Tengtu Untied and CBERC, pursuant to which the payment due in January, 2004 was extended by six months. The Company is currently seeking to renegotiate its relationship with CBERC and the payment that is due.

e) Because the Tengtu China Group still conducts some of the business of Tengtu United, Tengtu United has determined that it was necessary for it to guarantee repayment of certain outstanding loans to the Tengtu China Group. The guarantees currently outstanding, and their amounts, in Chinese renminbi, are set forth below:

         Bank                                        Loan Amount
         ----                                        -----------
         Hua Xia Bank                                RMB 16 million
                                                     (1,931,970 USD)

         Agricultural Bank of China                  RMB 14.1 million
                                                     (1,702,548 USD)

      As the result of the loan guarantees TUC provided, the Company has accrued $3.15 million as a liability for the loans as of June 30, 2004.

      Also, the Estate of Fan Qi Zhang, which controlled the Tengtu China Group companies, has given authorization to Tengtu United to use the 15 million shares bequeathed by Mr. Zhang to pledge to the banks holding guarantees from Tengtu United in substitution for the Tengtu United guarantees. Discussions with these banks are currently ongoing. To be updated.

f) The Company has contracted with Agriculture Bank of China ("ABC") to have ABC provide financing to eligible customers of the Company. ABC will provide up to 80% of the contracted selling price of the Company to the customer. The Company provides a guaranty to the bank for any financing provided. As of June 30, 2004, ABC has not extended any financing to the Company's customers.

10. FOREIGN OPERATIONS

The Company operates principally in China and Canada. Following is a summary of information by area for the years ended June 30, 2004 and 2003.

NET SALES TO UNAFFILIATED CUSTOMERS:                      2004             2003

China                                                    2,399            5,344
Canada                                                       0                0

                                                         2,399            5,344
Income (loss) from operations:
China                                                  (21,218)            (149)
Canada

Other income                                               206              250
General corporate expenses                             (50,109)          (1,963)
Net income (loss) as reported                          (71,121)          (1,862)
in the accompanying statements

Identifiable assets:                                     5,537           22,495

General corporate assets                                 1,823            1,332
Total assets as reported                                 7,360           23,827
in the accompanying balance sheet

      There were no inter-area sales in 2004 and 2003. Identifiable assets are those that are identifiable with operations in each geographical area. General corporate assets consist primarily of cash, cash equivalents, fixed assets, and prepayments. Sales are attributed to areas based on location of customers.

11. RELATED PARTY TRANSACTIONS

As explained in Note 2a, the operations of the joint venture during the years ended June 30, 2004, 2003 and 2002 were carried out by its agent and joint venture partner, Tengtu China. At June 30, 2004 and 2003, TUC has a balance due from Tengtu China of approximately $891,901 and $18,001,600, respectively. The receivables represent funds collected or to be collected from customers of TUC by Tengtu China in its capacity as agent operating the business of TUC. As explained in Note 8, the principal customer is the Chinese Ministry of Education. These amounts are net of an allowance for doubtful accounts of $819,555 and $727,052 at June 30, 2004 and 2003, respectively (see Notes 8 and
18). The minority interest allocated to Tengtu China of $89,218 and $2,424,092 for the years ended June 30, 2003 and 2002, respectively, also offsets this receivable.

During fiscal 2004, 2003, and 2002, respectively, the Company incurred consulting and related expenses of approximately $516,708, $488,877, and $857,000 from officers and directors of the Company or its subsidiaries or companies controlled by these officers and directors. $516,708, $438,042, and $356,192 were paid for the years ended June 30, 2004, 2003 and 2002,respectively.

Of the total expenses incurred, approximately $50,800 in 2003 and $250,000 in 2002, represent the value of common shares issued for services to officers, shareholders or companies controlled by shareholders. F2004

12. EQUITY LINE

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

As consideration for making its financing commitment to the Company, Swartz was issued a warrant to purchase 1,200,000 shares of the Company's common stock exercisable at prices determined by a formula until October 25, 2005. The warrant was valued using the Black-Scholes option valuation model. The charge to operations for the year ended June 30, 2002 was approximately $186,200.

On August 28, 2001, the Company notified Swartz that the agreements and warrants issued to Swartz are void and unenforceable. On September 12, 2001, the Company was served a complaint filed by Swartz in state court in Fulton County, Georgia. In October 2001, the Company made a motion to dismiss the suit. On September 30, 2002, the Company's motion to dismiss Swartz's complaint was denied. This action was settled on June 10, 2003. The Company will pay Swartz $400,000 in monthly $40,000 installments, beginning July 1, 2003. On that date, Swartz received 500,000 shares of the Company's common stock in a cashless exercise of its warrant and the investment agreement with Swartz was terminated. As security against payment of the $400,000 cash portion of the settlement, the Company has escrowed 1,770,000 of its common shares. The total charged to operations for 2003 was $679,300.

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

The following table summarizes information concerning currently outstanding and exercisable stock options and warrants:

                                                                                 WEIGHTED AVERAGE
               CONTRACTUAL    OUTSTANDING AT                  EXERCISE PRICE     CONTRACTUAL LIFE
               LIFE (YEAR)     JUNE 30, 2004       %         AT JUNE 30, 2004         (YEAR)
Options            10             1,570,000      17.83%          0.218               1.78
Options             5               165,542       1.88%          0.285               0.09
Options             5               216,817       2.46%          0.670               0.12
Options            10               114,196       1.30%          0.191               0.13
Warrants            5                50,000       0.57%          0.750               0.03
Warrants            5                50,000       0.57%          1.500               0.03
Warrants            5                50,000       0.57%          3.000               0.03
Options             5               120,000       1.36%          1.350               0.07
Options             5                49,027       0.56%          0.760               0.03
Warrants            1             6,421,718      72.91%          0.750               0.73
Total                             8,807,300      100.00%

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

15. STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

For the years ended June 30, 2003, and 2002, the Company issued shares of common stock or common stock equivalents in lieu of cash payments for services rendered. The value of such services was $50,835, and $331,115 respectively.

During the year ended June 30, 2003, two officers and directors waived their rights to $429,488 of consulting fees owed to them for prior years. The Company credited this amount to paid-in capital.

                                               JUNE 30,
                                 2004             2003               2002
                                   $               $                  $
Interest Paid                  $216,036         382,631            150,654
Income Tax Paid                      --              --                 --

16. AUTHORITATIVE PRONOUNCEMENTS TO BE UPDATED.

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

      o In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

      o In May 2003 the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 revises the accounting for certain financial instruments that previously could be classified as liabilities (or, in some circumstances, assets) in the statement of financial condition. SFAS No. 150 also requires disclosure of the terms of those instruments and settlement alternatives. SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

      o In December 2003 the FASB issued SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132R"). This Statement revises disclosures by employers about pensions and other postretirement benefits. The additional disclosures are about the asset, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information must be provided separately for pension plans and other postretirement benefit plans. New disclosures for interim periods beginning after December 15, 2003 are also required by SFAS No. 132R.

      o In December 2003 the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition, which supercedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind the accounting guidance included in SAB 101 about multiple element revenue arrangements. SAB 104 also revises the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers that have been codified in Topic 13. SAB 104 was effective immediately upon issuance.

            The Company expects that the adoption of the various pronouncements will not have a significant impact on its financial statements.

17. ALLOWANCE FOR BAD DEBTS

                                             BALANCE -                           CHARGED TO OTHER                        BALANCE -
      FOR THE YEAR ENDED JUNE 30,            BEGINNING       CHARGED TO EXPENSE      ACCOUNTS          DEDUCTIONS          ENDING
2004                                          $     --            $   --               $   --             $     --          $   --
2003                                          $     --            $   --               $   --             $     --          $   --
2002                                          $200,097            $   --               $   --             $200,097          $   --

ALSO SEE NOTES 8 AND 11

18. SUBSEQUENT EVENTS TO BE UPDATED

On September 14, 2004, Dr. Liu Penghui, advance RMB 500,000 (approximately $60,400) to the company for the operation purposes, the advance is interest free.

19. EQUITY INVESTMENT (This should be combined with long-term investment)

      Tengtu China entered into a joint ventures with Shanxi provinces on behalf of TUC. The joint venture is a local Broadband Education Resource Center ("LBERC"). They will connect to CBERC and will contain their own educational and other materials mandated by the provinces. This content will also be transmitted to individual schools for an annual fee.

      Although TUC's equity interest in Shanxi LBERC is over 50%, it does not control the joint ventures due to participating rights exercised by the minority interest holders in the management of the joint ventures. The investments, therefore, are accounted for using the equity method of accounting as TUC has the ability to exercise significant influence, but not control, over the investees.

      The Company, through Tengtu United, has advanced RMB 6,000,000 (approximately $724,800) for the formation of the LBERC. For the year ended June30, 2004 and 2003, Shaanxi LBERC had limited operations which resulted in an equity loss of $ 30,706, and $76,807 respectively. This loss reduces the investment to $607,278 as at June 30, 2004. The following is summarized financial information of Shaanxi LBERC as of June 30, 2004 and 2003 and for each of the fiscal years then ended.

                                                     2004                2003

Current assets                                      927,641           1,116,024
Non current assets                                  305,225             321,164
Current liabilities                                 126,784             289,517
Non current liabilities                                   0                   0
Net sales                                           332,135             114,569
Gross profit                                        127,037              52,997
Loss from continuing operations                     (34,779)            (59,150)
Net loss                                            (60,329)            (60,329)

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents certain unaudited results of operations data for the interim quarterly periods during the years ended June 30, 2004, 2003, and 2002. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations in accordance with generally accepted accounting principles, have been made. The results of operations for any interim period are not necessarily indicative of the 1operating results for a full year or any future period.

                             30-Jun-04    31-Mar-04    31-Dec-03     30-Sep-03    30-Jun-03    31-Mar-03    31-Dec-02     30-Sep-02
Revenues                      $289,008     $354,557   $1,329,861      $425,843   $1,945,640   $1,913,585     $534,187      $638,646
Gross Profit                  $170,789     $181,208     $533,334      $232,619     $792,146   $1,116,395     $212,867      $175,744
  Gross Profit Margin               59%          51%          40%           55%          41%          58%          40%           28%
Operating Income (Loss)   ($67,111,097)   ($575,474)   ($338,987)    ($674,193)     $57,822    ($210,280)   ($753,992)  ($1,104,090)
   Net Income (Loss)      ($69,326,894)   ($702,713)   ($424,815)    ($666,350)     $30,425      $62,223    ($714,875)  ($1,125,648)
  Earnings Per Share
     Basic                      ($0.67)      ($0.01)      ($0.01)       ($0.01)       $0.00        $0.00       ($0.01)       ($0.02)
     Diluted                    ($0.67)      ($0.01)      ($0.01)       ($0.01)       $0.00        $0.00       ($0.01)       ($0.02)


                             30-Jun-02    31-Mar-02    31-Dec-01     30-Sep-01    30-Jun-01   31-Mar-01
Revenues                    $3,959,491   $2,993,603   $4,061,008    $3,241,315   $2,612,335   $1,450,879
Gross Profit                $2,605,005   $2,196,126   $2,379,319    $2,059,682   $1,437,678     $818,748
  Gross Profit Margin               66%          72%          59%           64%          55%          56%
Operating Income (Loss)     $1,365,729     $379,632     $147,465      $576,982     $887,078    ($143,496)
   Net Income (Loss)          $670,679      $50,554      ($7,237)     $864,112   $2,110,188    ($238,776)
  Earnings Per Share
     Basic                       $0.01        $0.00        $0.00         $0.02        $0.08*      ($0.01)
     Diluted                     $0.01        $0.00        $0.00         $0.02        $0.08*      ($0.01)

21. OTHER INCOME

      Other income includes credits of $203,143, $290,274 and $1,752,309, respectively, in 2004, 2003 and 2002 for value added tax (VAT) paid in China for Tengtu United's sales.

      Other income in fiscal 2003 also includes a reversal of a prior year accrual of $210,000 deemed to no longer be an obligation of the Company. In addition, other income includes a $720,208 (check this number) reversal of legal and accounting fees totaling $120,200 which were included in accounts payable in years prior to June 30, 2003 and for which the statute of limitations has expired for the entities that rendered these services to claim payment for them, and $36,310 in cash recovered from the sale of the assets of Iconix, our former investee.

22. FISCAL 2004 RESTATEMENT FOR 10Q1, 10Q2, AND 10Q3

In connection with the Company's April 2004 acquisition of the remaining 43% interest in Tengtu United from its former joint venture partner, Tengtu China, the Company, through its Audit Committee, has been conducting a thorough examination of the financial condition of Tengtu United and its operations.

      The review has uncovered overstatements of revenue for the first three quarters of fiscal year of 2004. The Company believes that the overstatements were due to the failure by Tengtu China, the Company's former joint venture partner in Tengtu United, to maintain adequate financial controls and systems, and to follow generally accepted accounting principles.

                             AS FILED        RESTATEMENT
                           THREE MONTHS      THREE MONTHS
                               ENDED             ENDED
                           SEPTEMBER 30,     SEPTEMBER 30,   DIFFERENCE
                               2003              2003
                           -----------     ------------      -----------
  SALES                      1,908,456          425,843        1,482,613
  COST OF SALES                819,690          193,224          626,466
  Gross Profit               1,088,766          232,619          856,147
Collection provision            70,483           17,022           53,461
Other income                   267,142           59,576          207,566
Net Income (Loss)               (8,887)        (666,350)         657,463
Due from related party       4,099,223        3,385,792          713,431
Deferred Income Taxes           55,969                0           55,969

  Basic                          (0.00)           (0.01)           (0.01)
  Diluted                        (0.00)           (0.01)           (0.01)

                              AS FILED       RESTATEMENT
                            THREE MONTHS     THREE MONTHS
                               ENDED           ENDED
                            DECEMBER 31,     DECEMBER 31,    DIFFERENCE
                                2003            2003
                           -----------     ------------      -----------
  SALES                      2,286,516        1,329,861          956,655
  COST OF SALES              1,541,049          796,527          744,522
  Gross Profit                 745,467          533,334          212,133
Collection provision            89,839           52,732           37,107
Other income                   321,055           65,733          255,322
Net Income(Loss)              (180,474)        (424,815)         244,341
Due from related party       5,644,656        4,657,375          987,281
Deferred Income Taxes           85,478                0           85,478

  Basic                         (0.002)          (0.006)          (0.004)
  Diluted                       (0.002)          (0.006)          (0.004)

                              AS FILED     RESTATEMENT
                            THREE MONTHS   THREE MONTHS
                                ENDED          ENDED
                              MARCH 31,      MARCH 31,       DIFFERENCE
                                2004           2004
                           -----------     ------------      -----------
  SALES                      1,652,146          354,557        1,297,589
  COST OF SALES                586,540          173,349          413,191
Gross Profit                 1,065,606          181,208          884,398
Collection provision            64,315           12,802           51,513
Other income                   231,723           56,257          175,466
Net Income(Loss)                 9,430         (702,713)         712,143
Due from related party       6,611,780        4,865,366        1,746,414
Deferred Income Taxes          132,470                0          132,470

  Basic                          0.000           (0.009)          (0.009)
  Diluted                        0.001           (0.009)          (0.010)