Form 10-Q/A
period 2003-09-30
TENGTU INTERNATIONAL CORP
filed 2004-12-07
CIK 847597

Form 10-Q/A
                                 Amendment No. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  |X|           No   |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.

Yes  |_|           No   |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 72,656,239 shares outstanding as of November 3, 2003.

                                EXPLANATORY NOTE

      We are filing this Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2003 that was originally filed on November 14, 2003 (the "Original 10-Q"), to reflect the restatement of our consolidated financial statements (the "Restatement"). The Restatement reflects adjustments to revenue, related costs of products sold, selling expenses, collection provision, other income, net loss and loss per share for the three months ended September 30, 2003 as well as due from related party, deferred tax payable, accumulated deficit and stockholders' equity as of September 30, 2003. A discussion of this Restatement and a summary of the effects of the Restatement are presented in Note 1 to the Consolidated Financial Statements.

      For the convenience of the reader, this Amendment No. 1 amends in its entirety the Original 10-Q. This Amendment No. 1 continues to speak as of the date of the Original 10-Q, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date other than that set forth above. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission (the "SEC") subsequent to the date of the filing of the Original 10-Q.

      The following sections of this Quarterly Report on Form 10-Q/A have been revised from the Original 10-Q:

o     Item 1 - Consolidated Financial Statements
o Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
o     Item 4 - Controls and Procedures

      Our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2003 and March 31, 2004 have also been affected by the matters discussed in this restatement and contemporaneously herewith we are filing an Amendment No. 1 to each of our Quarterly Reports for the quarters ended December 31, 2003 and March 31, 2004, respectively. Therefore, financial information that has been filed for those periods or otherwise reported for these periods should no longer be relied upon and is superseded by the filed amendments.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Certain statements in this report which are not historical facts orinformation are forward-looking statements, including, but not limited to, the information set forth in the Management's Discussion and Analysis section. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, levels of activity, performance or achievement, or industry results, to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the United States, China and Canada; our ability to implement our business strategy; our access to financing; our ability to successfully identify new business opportunities; our ability to attract and retain key executives; our ability to achieve anticipated cost savings and profitability targets; changes in the industry; competition; the effect of regulatory and legal restrictions imposed by foreign governments; the effect of regulatory and legal proceedings and other factors discussed in our Forms 10, 10-K, 10-Q, 8-K, and amendments thereto, and registration statement filings. As a result of the foregoing and other factors, no assurance can be given as to our future results and achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these statements.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  (UNAUDITED)
                                                                                     AS OF           AS OF
                                                                                  SEPTEMBER 30      JUNE 30
                                                                                      2003            2003
                                                                                  ------------    ------------
                                                      ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                      $    167,653    $    283,802
   Due from related party                                                            3,385,792       3,593,607
   Prepaid expenses                                                                    788,364         811,269
   Other receivables                                                                    68,153         154,011
                                                                                  ----------------------------
     Total Current Assets                                                            4,409,962       4,842,689
                                                                                  ----------------------------
                                                                                  ----------------------------
PROPERTY AND EQUIPMENT, net                                                             75,349          82,688
                                                                                  ----------------------------

OTHER ASSETS
    Due from related party                                                          14,497,209      14,497,209
   Notes receivable                                                                     11,881          11,881
   Long-term investment                                                              4,369,802       4,392,793
                                                                                  ----------------------------
     Total Other Assets                                                             18,878,892      18,901,883
                                                                                  ----------------------------
                                                                                  ----------------------------

TOTAL ASSETS                                                                      $ 23,364,203    $ 23,827,260
                                                                                  ============================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                                               $    790,804    $    752,647
   Accrued expenses                                                                      1,577           1,446
   Due to related party consultants                                                  1,207,714       1,207,714
   Short-term loan                                                                   1,594,833       1,454,404
   Deferred tax payable                                                                      0               0
   Other liabilities                                                                   652,879         650,310
                                                                                  ----------------------------
     Total Current Liabilities                                                       4,247,808       4,066,520
                                                                                  ----------------------------

COMMITMENTS

STOCKHOLDERS' EQUITY

   Preferred stock, par value $.01 per share; authorized                                    --              --
     10,000,000 shares; issued -0- shares
   Common stock par value $.01 per share; authorized 100,000,000 shares; issued
     72,394,659 shares (June 30, 2002-
     66,736,223); outstanding 72,316,239 (June 30, 2002-66,657,803)                    723,162         666,578
   Additional paid in capital                                                       34,834,618      34,872,453
   Accumulated deficit                                                             (16,428,194)    (15,761,845)
     Cumulative translation adjustment                                                 (12,407)        (15,662)
                                                                                  ----------------------------
                                                                                    19,117,179      19,761,524
Less: Treasury stock, at cost, 78,420 common shares                                       (784)           (784)
                                                                                  ----------------------------

       Total Stockholders' Equity                                                   19,116,395      19,760,740
                                                                                  ----------------------------
                                                                                  ----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 23,364,203    $ 23,827,260
                                                                                  ============================

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  (UNAUDITED)     (UNAUDITED)
                                                  THREE MONTHS    THREE MONTHS
                                                      ENDED          ENDED
                                                  SEPTEMBER 30,   SEPTEMBER 30,
                                                      2003            2002
                                                  ------------    ------------
SALES                                             $    425,843    $    638,646

COST OF SALES                                          193,224         462,902
                                                  ----------------------------

                                                       232,619         175,744
                                                  ----------------------------

OPERATING EXPENSES

   Research and development                                 --           2,968

   General and administrative                          475,275         746,147

   Related party consultants                            84,321         102,279

   Collection provision                                 17,022          18,104

   Advertising                                              --             302

   Selling                                             322,899         397,569

   Depreciation                                          7,296          12,466
                                                  ----------------------------

                                                       906,812       1,279,835
                                                  ----------------------------

   Operating Income                                   (674,193)     (1,104,091)

OTHER INCOME (EXPENSE)

   Equity earnings (loss) in investee                  (22,991)        (18,845)

   Interest income                                         370          62,944

   Interest expense                                    (35,731)       (144,574)

   Other income                                         59,576          78,917

   Other expense                                         6,619              --
                                                  ----------------------------

                                                         7,843         (21,558)
                                                  ----------------------------
Income (Loss) before minority interests
                                                      (666,350)     (1,125,649)

Income Tax 15%                                              --              --

Minority interest in subsidiary's-Income (Loss)             --              --
                                                  ----------------------------

Net Income (Loss)                                 $   (666,350)   $ (1,125,649)
                                                  ============================

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                               70,230,120      50,703,411
Common stock equivalents
                                                  ----------------------------
Diluted                                             70,230,120      50,703,411
                                                  ============================

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                                    (0.01)          (0.02)
Diluted                                                  (0.01)          (0.02)

The accompanying notes are an integral part of the unaudited consolidated Financial statements.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              (UNAUDITED)    (UNAUDITED)
                                                              THREE MONTHS   THREE MONTHS
                                                                 ENDED          ENDED
                                                              SEPTEMBER 30,  SEPTEMBER 30,
                                                                 2003           2002
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                      $  (666,350)   $(1,125,648)
 Used by operating activities:

 Depreciation and amortization                                      7,339         51,975

 Loss on investment at equity                                      22,991         18,845

 Noncash compensation expense on shares issued for services        23,959

 Noncash interest expense - convertible debenture                  23,689         22,784

 Impaired assets write off                                          2,662

 Due from related party                                           207,815        (45,372)

 Prepaid expenses                                                  22,905         12,324

 Other receivables                                                 85,859        (67,193)

 Accounts payable                                                  38,157          7,561

 Accrued expenses                                                     131         46,525

 Due to related party consultants                                      --        (12,442)

Deferred income tax payable                                            --             --

 Other liabilities                                                  2,569        (13,896)
                                                              --------------------------

 Net Cash Used by Operating Activities                           (254,895)    (1,077,916)
                                                              --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from short-term loans                                   116,741        395,628

 Cash paid on short-term loans                                         --       (249,200)

 Cash received for shares and options issued                       18,750        253,270
                                                              --------------------------

Net Cash Provided by Financing Activities                         135,491        399,698
                                                              --------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             3,255           (595)
                                                              --------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (116,149)      (678,813)
                                                              --------------------------

CASH AND CASH EQUIVALENTS, beginning of the period                283,802        914,838

CASH AND CASH EQUIVALENTS, end of the period                  $   167,653    $   236,025
                                                              ==========================

Supplemental disclosures of cash flows information and noncash investing and financing activities:

For the three month ended September 30, 2003, the Company paid cash for interest expenses of $26,945 (September 30, 2002-$121,123).

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                      NOTES

                              BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to fairly present the interim financial information have been included. Results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. For further information, please refer to the consolidated financial statements and notes thereto included in Tengtu International Corp. and Subsidiary's annual report on Form 10-K for the fiscal year ended June 30, 2003.

1.    Restatement of financials

      In connection with the Company's April 2004 acquisition of the remaining 43% interest in Tengtu United from its former joint venture partner, Tengtu China, the Company, through its Audit Committee, has been conducting a thorough examination of the financial condition of Tengtu United and its operations.

      The review has uncovered overstatements of revenue for the quarter end of September 30, 2003. The Company believes that the overstatements were due to the failure by Tengtu China, the Company's former joint venture partner in Tengtu United, to maintain adequate financial controls and systems. This in turn impacted the recording of certain line items for the quarter as follows. Revenues for the quarter changed to $425,843; Gross profit changed to $232,619; Collection provision changed to $17,022; Selling expenses changed to $322,899; and Other income changed to $59,576. The Company had originally reported a net loss of $8,887 which after restatement is reported as a net loss of $666,350.
In addition, the current portion of receivables due from related party decreased from $4,099,223 to $3,385,792, and deferred tax payable decreased from $55,969 to zero at September 30, 2003.

2.    The Company

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

3.    Due from Related Party

      The Company has engaged Tengtu China, as its agent, to conduct all of Tengtu United's business. As agent, Tengtu China administers the daily operations of Tengtu United: paying operating expenses, collecting receivables and remitting net operating profits to the Company. The Company has recorded the following amount as due from Tengtu China as at September 30, 2003:

Current Assets
   Balance at June 30, 2003                                         $ 3,593,607

   Loss from operations                                                (207,815)
                                                                    -----------
   Due from Related Party                                           $ 3,385,792
                                                                    ===========

      Payment processes slower than those experienced in North America are not unusual in China, especially when dealing with a number of levels of government. In recognizing the different environment in which it is operating in China, the Company has classified $14,497,209 of due from Tengtu China as a long-term asset as of September 30, 2003. The totals of both current and long-term due from related party include a collection provision of $744,074.

      As previously reported in a Current Report on Form 8-K filed with the SEC on May 26, 2004, the Company believed that its approximately $19.5 million receivable due from Tengtu China was materially impaired and that the Company was continuing its assessment of the impairment. Upon further assessment, the Company believes that approximately $800,000 of this amount will be collected from schools resulting in a likely write-down of all but this amount of the receivable in the quarter ended June 30, 2004. However, the Company is continuing its assessment and aggressive efforts to collect all receivables.

The collectibility of the receivable was based on (i) Tengtu China's ability to collect receivables owed to it for services provided and products sold in China to various levels of the Chinese Ministry of Education and (ii) the status of monies invested in Tengtu United's business by the Company.

At all times prior to the closing of the Company's April 2004 acquisition of the remaining 43% interest in Beijing Tengtu United from its former joint venture partner, Tengtu China (the "Restructuring"), the Company believed Tengtu China could collect the full amount of the receivable from Tengtu China based on 1) confirmations from the Chinese Ministry of Education to the Company and its auditors, 2) confirmations from Fan Qi Zhang, 3) his relationships with Ministry of Education officials and 4) ongoing collection of some amount of those receivables. The Company has now found that in actually trying to collect the receivables, there is a lack of adequate historical documentation held by Tengtu China to support collection in some schools.

From time to time, the Company forwarded monies to Tengtu United and then to Tengtu China to be used in Tengtu United's business. As part of its continuing review of the Tengtu China Group companies since April 5, 2004, the Company has analyzed the use of these monies. In doing so, the Company has, for the first time, gained access to the books and records of Beijing Jiade Science and Technology Group, Ltd. ("Jiade"), an affiliate of Tengtu China,) and discovered that certain of these monies were transmitted from Tengtu China to Jiade as a loan, prior to the closing of the Restructuring, when Zhang Fan Qi had full control of these entities. Because Zhang Fan Qi, the beneficial owner of Jiade is now deceased, the Company, through its Audit Committee, is in the process of investigating exactly where these monies went, and whether they can be recovered, and will provide further updates as available.

4.    SHORT-TERM DEBT

      At September 30, 2003, short-term debt consists of $1,500,000 convertible debenture issued to Top Eagle Holdings, Ltd. ("Top Eagle") in December 1999 and due on December 15, 2003 as described in Note 5. Orion Capital Inc. ("Orion"), a significant shareholder of the Company, which is owned beneficially by the Chairman of the Company's Board of Directors, advanced $116,740.84 to the Company for the general operating and administrative expenses during the quarter ended September 30, 2003. Also see Note 6.

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

7. Taxes

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

9. Commitments and Contingencies

      The Company has contracted with Agricultural Bank of China("ABC") to have ABC provide financing to eligible customers of the Company. ABC will provide up to 80% of the contracted selling price of the Company to the customer. The Company provides a guaranty to the bank for any financing provided. As of September 30, 2003, ABC has made loan commitments, but has not yet funded them.

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

LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Three Months Ended September 30, 2003

      For the three months ended September, 2003, net cash used by operating activities totalled $254,894. The net loss for the three months was $ 666,350. Other cash changes by operating activities include non-cash charges for depreciation and amortization of $7,339, equity loss on investment of $22,991, and non-cash interest expense of $23,689 related to the convertible debenture.

      Cash was increased as a result of the decrease of $207,815 in due from Tengtu China which represents 57% of the loss of Tengtu United for the quarter. The decrease in prepaid expenses of $22,905 and $85,859 of other receivable resulted in a favourable change to operating cash flow. Cash was increased as a result of the increase of accounts payable of $38,157, accrued expenses of $132, and other liabilities of $2,569.

      We did not make any investments during the quarter ended September 30, 2003.

      Net cash flow from financing activities was $135,491 which includes the Orion Capital Incorporated ("Orion") short term loan of $116,741 and $18,750 of cash received from exercising stock options. Orion is owned by William Ballard, the Chairman of our Board of Directors.

CONTRACTUAL OBLIGATIONS

The following summarizes the Company's contractual obligations at September 30, 2003.

                                                                       PAYMENT DUE BY PERIOD
CONTRACTUAL OBLIGATION                          TOTAL            LESS THAN 1 YEAR       1-3 YEARS       4-5 YEARS    AFTER 5 YEARS
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

OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenues

                  September 30, 2003        September 30, 2002
                  ------------------        ------------------
                      $425,843                    $638,646

      Tengtu United sales for the quarter were $425,843. This total included sales of 4 turn-key portals for $120,893, 480 sets of Satellite connectivity equipment for $78,607, 104 sets of the Total Solution Platform for $25,648, 27,151 packages of CDs for $179,653, MS Office of $9,760, and Content License revenues of $10,980. Total Tengtu United operations accounted for more than 99% of the consolidated sales. Other miscellaneous revenue from TIC Beijing Digital Pictures, Ltd. accounted for the remaining $302 in revenue.

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

Gross Profit (Loss)

                  September 30, 2003        September 30, 2002
                  ------------------        ------------------
                       $232,619                  $175,744

      For the three months ended September 30, 2003, the overall gross margin associated with Tengtu United sales was 55%, The high overall gross margin was due to the sales of turn-key portals at 63%, Total Solution Platforms at 91%, and Content Licenses at 98%, while CD packages are at 70% and MS Office is at 43%.

      For the three months ended September 30, 2002, the overall gross margin associated with Tengtu United sales was 30%, of which Total Solution platforms were 75%, Satellite Equipment was 29%, and CD-ROMs were 11%.

General and Administrative Expenses

                 September 30, 2003        September 30, 2002
                 ------------------        ------------------
                     $475,275                  $746,147

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

Related Party Consultants

                 September 30, 2003        September 30, 2002
                 ------------------        ------------------
                      $84,321                  $102,279

      Related party consultants' expense relates to staff that manages technical developments and financing activities in North America.

Collection Provision

                September 30, 2003        September 30, 2002
                ------------------        ------------------
                      $17,022                   $18,104

      The expense represents an estimate of potential uncollectible accounts associated with sales by Tengtu United. The lower amount in 2003 was primarily due to the lower sales. This provision is included in due from related party.

Selling Expense

                September 30, 2003        September 30, 2002
                ------------------        ------------------
                      $322,899                  $397,569

      The majority of selling expenses relates to staff salary and travel expenses in the marketing department in Tengtu China.

Depreciation and Amortization

                 September 30, 2003        September 30, 2002
                 ------------------        ------------------
                      $7,296                   $12,466

      As Tengtu China manages the joint venture in China, we have not made any significant purchases of equipment in the past few years.

Equity Losses in Investee

                  September 30, 2003        September 30, 2002
                  ------------------        ------------------
                      $22,991                     $18,845

      The equity losses in investee relate to our investment in the Shaanxi LBERC joint venture.

Interest Income

                 September 30, 2003        September 30, 2002
                 ------------------        ------------------
                       $370                     $62,944

      Interest income decreased by $62,574 compared with same period last year due to the termination of a loan agreement with Ming Shen Bank of China ("Ming Shen"). The loan was for approximately $3,745,000 and was collateralized by a $4 million restricted U.S. dollar denominated deposit that earned interest at 6.15% annually. We used the deposit to repay the loan.

Interest Expense

                   September 30, 2003        September 30, 2002
                   ------------------        ------------------
                        $35,731                   $144,574

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

Other Income

                   September 30, 2003        September 30, 2002
                   ------------------        ------------------
                       $59,576                    $78,917

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

      We perform certain credit evaluation procedures and does not require collateral. We believe that credit risk is limited because we routinely assesses the financial strength of our customers, and based upon factors surrounding the credit risk of our customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that our accounts receivable credit risk exposure beyond such allowances is limited.

      We established an allowance for doubtful accounts of $744,074 at September 30, 2003. However, as stated in Note 2, in the fourth quarter there will likely be a writedown of the Company's receivable from Tengtu China in an amount far in excess of the allowance for doubtful accounts.

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

MARKET RISK SENSITIVE INSTRUMENTS

FINANCIAL INSTRUMENT                                CARRYING VALUE    FAIR VALUE

Instruments entered into for trading purposes

NONE

Instruments entered into for other than trading purposes

     Cash and Cash equivalents
          United States                               $     --         $     --
          Foreign                                      167,653          167,653
                                                      --------         --------
                  Total                               $167,653         $167,653
                                                      ========         ========

     Accounts payable
          United States                               $598,677         $598,677
          Foreign                                      192,127          192,127
                                                      --------         --------
                  Total                               $790,804         $790,804
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

Item 4. Controls and Procedures

      On September 22, 2003, an evaluation was performed under the supervision and with the participation of our management for the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, we concluded that our disclosure controls and procedures were effective in ensuring that material information relating to us with respect to the period covered by this report was reported

      In connection with the Company's April 2004 acquisition of the remaining 43% interest in Tengtu United from its former joint venture partner, Tengtu China, the Company, through its Audit Committee, has been conducting a thorough examination of the financial condition of Tengtu United and its operations.

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

      The Company has since implemented a number of measures to correct weaknesses in internal controls and financial reporting systems. This ongoing review has resulted in a reorganization of the finance and accounting departments and the replacement of financial management responsible for financial reporting. In order to lead the Company's examination and corrective actions in China, the Company's Board of Directors has appointed Dr. Penghui Liu as an interim Chairman of Tengtu United. Dr. Liu is an experienced businessman and strategic consultant in China. Dr. Liu has also engaged a staff to assist in his efforts, including Dr. Zhenlin (Simon) Xia, who is qualified as a Certified Public Accountant in the United States.

      Based upon their evaluation of our internal controls within 90 days of the date of this report, our management has determined that changes are necessary in the format of financial reports from our joint venture partner in China so that they are more clearly understandable and more easily converted from reflecting financial information using a cash method to an accrual method. The Company plans to take steps with its joint venture partner to improve the financial reports. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

                           PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

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

      As previously disclosed by the Company, at the time of the closing of the Restructuring, the Tengtu Group Companies had approximately $8.8 million in bank debts and loans. The Company is currently in the process of resolving and rescheduling these bank debts and loans as set forth below:

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

      The Company has entered into an agreement to settle both lawsuits and believes it will conclude a pledge agreement pursuant to which CME will grant Jiade a one year extension of the loan to it in exchange for a commitment from the Estate of Fan Qi Zhang to pledge five million shares of Company common stock. The five million shares will come from 15 million shares bequeathed by Mr. Zhang to solve the "funding difficulties" Tengtu China Group as described below.

      Settlement discussions are similarly proceeding on other Bank debts and loans.

      These bank debts and loans are set out as follows as well as are guarantees entered into on behalf of Tengtu United:

      Because the Tengtu China Group still conducts some of the business of Tengtu United, Tengtu United has determined that it was necessary for it to guarantee repayment of certain outstanding loans to the Tengtu China Group. The guarantees currently outstanding, and their amounts, in Chinese renminbi, are set forth below (as of October 12, 2004, $1.00 was equal to 8.28170 renminbi):

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

      The impact to the financial statements of the foregoing guarantees is currently being assessed as part of the Company's annual audit.

Item 6.  Exhibits and Reports on Form 8-K

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

11.1 Statement re: Computation of Per Share Earnings for the three months ended September 30, 2003 and 2002;

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

                                               TENGTU INTERNATIONAL CORP.
                                       -----------------------------------------
                                                     (Registrant)

Date: December 6, 2004

                                                      John Watt
                                       -----------------------------------------
                                                       (Name)

                                                   /s/ John Watt
                                       -----------------------------------------
                                                     (Signature)

                                                      President
                                       -----------------------------------------
                                                       (Title)

Date: December 6, 2004

                                                       Judy Ye
                                       -----------------------------------------
                                                        (Name)

                                                     /s/ Judy Ye
                                       -----------------------------------------
                                                     (Signature)

                                                 Chief Financial Officer
                                       -----------------------------------------
                                                        (Title)