Form 10-Q/A
period 2004-03-31
TENGTU INTERNATIONAL CORP
filed 2004-12-07
CIK 847597

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

For the transition period from ____________________ to_____________________

Commission File Number: 000-29957

                           TENGTU INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                              77-0407366
         --------                                              ----------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                        Identification Number)


236 AVENUE ROAD, TORONTO, ONTARIO CANADA                         M5R 2J4
-----------------------------------------                        -------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (416) 963-3999
              (Registrant's telephone number, including Area Code)

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

                                EXPLANATORY NOTE

      The Company is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2004 that was originally filed on May 13, 2004 (the "Original 10-Q"), to reflect the restatement of our consolidated financial statements (the "Restatement"). The Restatement reflects adjustments to revenue, related costs of products sold, selling expenses, collection provision, other income, net loss and loss per share for the three and nine months ended March 31, 2004 as well as due from related party, deferred tax payable, accumulated deficit and stockholders' equity as of March 31, 2004. A discussion of this Restatement and a summary of the effects of the Restatement are presented in Note 1 to the Consolidated Financial Statements.

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

      The following sections of this Quarterly Report on Form 10-Q/A have been revised from the Original 10-Q:

o Item 1 - Consolidated Financial Statements

o Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

o Item 4 - Controls and Procedures

      Our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2003 and December 31, 2003 have also been affected by the matters discussed in this restatement and contemporaneously herewith we are filing an Amendment No. 1 to each of our Quarterly Reports for the quarters ended September 30, 2003 and December 31, 2003, respectively. Therefore, financial information that has been filed for those periods or otherwise reported for these periods should no longer be relied upon and is superseded by the filed amendments.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    (UNAUDITED)
                                                                       AS OF           AS OF
                                                                      MARCH 31,       JUNE 30,
                                                                        2004            2003
                                                                        ----            ----
                                        ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                        $    681,284    $    283,802
   Due from related party                                              4,865,366       3,593,607
   Prepaid expenses                                                      752,049         811,269
   Other receivables                                                      54,770         154,011
                                                                    ----------------------------
     Total Current Assets                                              6,353,469       4,842,689
                                                                    ----------------------------

                                                                    ----------------------------
PROPERTY AND EQUIPMENT, net                                               64,040          82,688
                                                                    ----------------------------
OTHER ASSETS
   Due from related party                                             14,497,209      14,497,209
   Notes receivable                                                       11,881          11,881
   Long-term investment                                                2,425,997       4,392,793
                                                                    ----------------------------
     Total Other Assets                                               16,935,087      18,901,883
                                                                    ----------------------------

                                                                    ----------------------------
TOTAL ASSETS                                                        $ 23,352,597    $ 23,827,260
                                                                    ============================

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                                 $    200,026    $    752,647
   Accrued expenses                                                       26,400           1,446
   Due to related party consultants                                    1,207,714       1,207,714
   Short-term loan less discount                                       1,030,187       1,454,404
   Other liabilities                                                     644,992         650,310
                                                                    ----------------------------
     Total Current Liabilities                                         3,109,319       4,066,520
                                                                    ----------------------------

COMMITMENTS

STOCKHOLDERS' EQUITY

   Preferred stock, par value $.01 per share; authorized                      --              --
     10,000,000 shares; issued -0- shares
   Common stock par value $.01 per share; authorized
     150,000,000 shares; issued 78,099,659 shares (June 30, 2003-
     66,736,223); outstanding 78,021,239(June 30,2003-66,657,803)        780,212         666,578
   Additional paid in capital                                         38,099,118      34,872,453
   Accumulated deficit                                               (18,622,005)    (15,761,845)
     Cumulative translation adjustment                                   (13,263)        (15,662)
                                                                    ------------    ------------
                                                                      20,244,062      19,761,524
Less: Treasury stock, at cost, 78,420 common shares                         (784)           (784)
                                                                    ------------    ------------

        Total Stockholders' Equity                                    20,243,278      19,760,740
                                                                    ------------    ------------

                                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 23,352,597    $ 23,827,260
                                                                    ============    ============

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                (UNAUDITED)                (UNAUDITED)
                                                                NINE MONTHS                NINE MONTHS
                                                                   ENDED                      ENDED
                                                                 MARCH 31,                  MARCH 31,
                                                                    2004                      2003
                                                              ------------                ------------
SALES                                                         $  2,110,262                $  3,156,270
COST OF SALES                                                    1,163,100                   1,970,470
                                                              ----------------------------------------
                                                                   947,162                   1,185,800
                                                              ----------------------------------------

OPERATING EXPENSES

 General and administrative                                      1,403,119                   1,728,071
 Related party consultants                                         308,553                     306,711
 Collection provision                                               82,556                      95,332
 Selling                                                           696,208                   1,076,295
 Depreciation                                                       45,380                      44,004
                                                              ----------------------------------------
                                                                 2,535,817                   3,250,413
                                                              ----------------------------------------

 Operating Incom/Loss                                           (1,588,655)                 (2,064,613)

OTHER INCOME (EXPENSE)
 Equity earnings (loss) in investee                             (1,169,516)                    (60,054)
 Interest income                                                       933                     188,772
 Interest expense                                                 (291,108)                   (369,303)
 Other income                                                      188,185                     526,898
                                                              ----------------------------------------
                                                                (1,271,506)                    286,313
                                                              ----------------------------------------
Income before income tax and minority interests                 (2,860,161)                 (1,778,300)
Income tax                                                                                          --
Minority interest in subsidiarys'-Income (Loss)                                                     --
                                                              ----------------------------------------
Net Loss                                                      $ (2,860,161)               $ (1,778,300)
                                                              ========================================

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                                           74,066,341                  52,121,619
Common stock equivalents
                                                              ----------------------------------------
Diluted                                                         74,066,341                  52,121,619
                                                              ========================================

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                                               (0.039)                     (0.034)
Diluted                                                             (0.039)                     (0.034)

                                  TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   (UNAUDITED)
(UNAUDITED)
                                                               THREE MONTHS               THREE MONTHS
                                                                   ENDED                      ENDED
                                                                 MARCH 31,                  MARCH 31,
                                                                   2004                       2003
                                                              ------------                ------------
SALES                                                         $    354,557                $  1,913,585
COST OF SALES                                                      173,349                   1,116,395
                                                              ----------------------------------------
                                                                   181,208                     797,190
                                                              ----------------------------------------

OPERATING EXPENSES
 General and administrative                                        445,637                     538,052
 Related party consultants                                         120,004                     103,440
 Collection provision                                               12,802                      73,331
 Selling                                                           160,294                     279,805
 Depreciation                                                       17,945                      12,842
                                                              ------------                ------------
                                                                   756,683                   1,007,470
                                                              ------------                ------------
 Operating Income/Loss                                            (575,474)                   (210,280)

OTHER INCOME (EXPENSE)
 Equity earnings (loss) in investee                             (1,155,631)                    (43,576)
 Interest income                                                       450                      62,863
 Interest expense                                                  (94,597)                   (101,999)
 Other income                                                       56,257                     355,215
                                                             ----------------------------------------
                                                                (1,193,521)                    272,503
                                                              ----------------------------------------
Income before income tax and minority interests                 (1,768,995)                     62,223
Income tax                                                                                          --
Minority interest in subsidiarys'-Income (Loss)                                                     --
                                                              ----------------------------------------
                                                              $ (1,768,995)               $     62,223
                                                              ========================================

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                                           77,940,662                  53,134,369
Common stock equivalents                                                                     1,912,574
                                                              ----------------------------------------
Diluted                                                         77,940,662                  55,046,943
                                                              ========================================

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                                               (0.023)                      0.001
Diluted                                                             (0.023)                      0.001

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              (UNAUDITED)    (UNAUDITED)
                                                              NINE MONTHS    NINE MONTHS
                                                                 ENDED          ENDED
                                                                MARCH 31,     MARCH 31,
                                                                  2004          2003
                                                                  ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss:                                                     ($2,860,160)   ($1,778,300)
Adjustments to reconcile net loss to net cash:
 Depreciation and amortization                                     45,380         91,453
 Changes on investment at equity                                1,169,516         60,054
 Noncash compensation expense on shares issued for services            --         50,835
 Noncash interest expense - convertible debenture                 212,013         69,905
 Impaired Assets Write Off                                        (26,732)         2,662
Changes in operating assets:
 Due from related party                                          (474,479)      (465,326)
 Prepaid expenses                                                  59,220        177,947
 Other receivables                                                 99,242       (189,587)
 Accounts payable                                                (552,621)      (186,864)
 Accrued expenses                                                  24,953       (300,601)
 Due to related party consultants                                      --       (175,319)
 Other liabilities                                                 (5,318)        (3,795)
                                                              --------------------------
 Net Cash Used by Operating Activities                         (2,308,987)    (2,646,936)
                                                              --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from short-term loans                                   609,770        753,716
 Cash paid on short-term loans                                   (300,000)    (1,749,200)
 Cash received for shares and options issued                    2,394,299      3,144,238
                                                              --------------------------
Net Cash Provided by Financing Activities                       2,704,069      2,148,754
                                                              --------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                             2,399            290
                                                              --------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  397,482       (497,892)
                                                              --------------------------
CASH AND CASH EQUIVALENTS, beginning of the period                283,802        914,838
CASH AND CASH EQUIVALENTS, end of the period                  $   681,284    $   416,946
                                                              ==========================

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

      The review has uncovered overstatements of revenue for the quarter ended March 31, 2004. The Company believes that the overstatements were due to the failure by Tengtu China, the Company's former joint venture partner in Tengtu United, to maintain adequate financial controls and systems, and to follow generally accepted accounting principles. The Company has determined that the following changes needed to be made in the Company's financial statements as of March 31, 2004 and for the nine months then ended: the Company's revenues have been reduced from $5,847,118 to $2,110,262; gross profit has been reduced from $2,899,839 to $947,162; the collection provision of $224,638 has been reduced to $82,556 since it is calculated as a percentage of sales; Equity loss in investee of $103,234 has been changed to $1,169,516 (mainly representing the equity investment loss on CBERC) and Other income (which is VAT recovery and relates to revenues recognized) has been reduced from $826,538 to $188,185. The Company had originally reported a net loss of $179,935 which after restatement is reported as a net loss of $2,860,161. In addition, the current portion of receivables due from related party decreased from $6,611,780 to $4,865,366, long-term investment of $3,492,279 has been changed to $2,425,997 and deferred tax payable decreased from $132,470 to zero at March 31, 2004.

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

      The Company, through Tengtu United, originally advanced $4,469,000 for the formation of CBERC and the LBERCs. The Company adjusted the long term investment account by $800,000 for the nine months ended March 31, 2004 because the Company received a refund of $800,000 (6.6 million RMB) from the Shandong provincial LBERC, as discussed above. For the nine months ended March 31, 2004, both CBERC and Shaanxi LBERC had limited operations which resulted in an equity loss of $1,169,516. This loss reduced the investment at March 31, 2004 to $2,425,997.

3. DUE FROM RELATED PARTY

      The Company had engaged Tengtu China, as its agent, to conduct all of TUC's business. As agent, Tengtu China administered the daily operations of TUC: paying operating expenses, collecting receivables and remitting net operating profits to the Company. The Company has recorded the following amount as due from Tengtu China at March 31, 2004:

CURRENT ASSETS

Balance at June 30, 2003           $ 3,593,607

Money returned by Shandong LBERC
retained in Tengtu China               800,000

Funds Advanced to Tengtu China         980,000

Loss from operations                  (508,241)
                                   -----------

Due from Related Party             $ 4,865,366
                                   ===========

      Payment processes slower than those experienced in North America are not unusual in China, especially when dealing with a number of levels of government. In recognizing the different environment in which it is operating in China, the Company has classified $14,497,209 of due from Tengtu China as a long-term asset as of March 31, 2004.

      The totals of both current and long-term due from related party are net of a reserve for collection of $809,608.

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

      From time to time, the Company forwarded monies to Tengtu United and then to Tengtu China to be used in Tengtu United's business. As part of its continuing review of the Tengtu China Group companies since April 5, 2004, the Company has analyzed the use of these monies. In doing so, the Company has, for the first time, gained access to the books and records of Beijing Jiade Science and Technology Group, Ltd. ("Jiade"), an affiliate of Tengtu China, and discovered that certain of these monies were transmitted from Tengtu China to Jiade as a loan, prior to the closing of the Restructuring, when Zhang Fan Qi had full control of these entities. Because Zhang Fan Qi, the beneficial owner of Jiade is now deceased, the Company, through its Audit Committee, is in the process of investigating exactly where these monies went, and whether they can be recovered, and will provide further updates as available.

4. SHORT-TERM DEBT

      At March 31, 2004, short-term debt consisted of a $1,200,000 convertible debenture issued to Top Eagle Holdings, Ltd. ("Top Eagle") on December 15, 2003 as described in Note 5. Orion , a significant shareholder of the Company, which is owned by the Chairman of the Company's Board of Directors, advanced $609,770 to the Company for general, operating and administrative expenses during the nine months ended March 31, 2004. On November 6, 2003, Orion converted $600,000 of such short-term loan into the Company's common stock at $0.50 per share.

5. CONVERTIBLE DEBENTURE

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

6. LONG TERM INVESTMENT

      For the nine months ended March 31, 2004, CBERC and Shanxii LBERC incurred equity losses of $1,153,098 and $16,418, respectively.

7. RELATED PARTY TRANSACTIONS

      During the nine months ended March 31, 2004, the Company incurred consulting expenses of $308,553 from officers and directors of the Company. Consulting expenses for the nine months ended March 31, 2003 were $306,711.

8. TAXES

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

9. LITIGATION

      The Company is party to litigation in the normal course of business. In management's opinion, the litigation will not materially affect the Company's financial position, results of operation or cash flow.

10. COMMITMENTS AND CONTINGENCIES

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

      On December 10, 2003 TUC guaranteed the repayment of a loan with an outstanding principal balance of RMB 9 million (approximately $1,087,000) from ABC to Beijing Tengtu Electronic Publishing Co., Ltd., an affiliate of Tengtu China. The guarantee was given in connection with the extension of the maturity date of the loan from December 10, 2003 to June 10, 2004.

      In January 2004, the Company's joint venture partner, Tengtu China, defaulted on the repayment of a loan with a principal balance of approximately RMB 17 million (approximately $2,054,000) with the Hua Xia Bank of China, Chaoyang Branch. In February 2004 the bank agreed to extend the term for repayment of the loanfor six months in exchange for a payment of RMB 1 million (approximately $121,000), which was advanced to Tengtu China by the Company, and a guarantee of the loan from Tengtu United.

      On February 24, 2004 TUC guaranteed the repayment of a RMB 6.4 million (approximately $773,000) loan made by ABC to Tengtu China. The loan matures on February 24, 2005.

11. PRESENTATION

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

LIQUIDITY AND CAPITAL RESOURCES FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND
2003

NINE MONTHS ENDED MARCH 31, 2004

      For the nine months ended March 31, 2004, net cash used by operating activities totaled $2,308,987. The net loss for the nine months was $2,830,160. Other cash changes from operating activities include non-cash changes for depreciation of $45,380, impaired assets write-off of $26,732, loss on equity investment of $1,169,516, and non-cash interest expense of $212,013 related to the Top Eagle convertible debenture.

      Cash decreased as a result of the increase of $474,479 in due from Tengtu China which represents 57% of the loss of Tengtu United for the nine months, and the advance of $980,000 to Tengtu China. The Company used cash received from a private placement to pay down $552,621 of its accounts payable and other liabilities of $5,318. The decrease in prepaid expenses of $59,220 and other receivable of $99,242, and increases in accrued expenses of $24,953 were favorable changes to operating cash flow.

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

      Third, we have guaranteed the following bank debt owed by Tengtu China or its affiliate.

      (a) On December 10, 2003 TUC guaranteed the repayment of a loan with an outstanding principal balance of RMB 9 million (approximately $1,087,000) from ABC to Beijing Tengtu Electronic Publishing Co., Ltd.("TEP"), an affiliate of our joint venture partner, Tengtu China. The guarantee was given in connection with the extension of the maturity date of the loan from December 10, 2003 to June 10, 2004.

      (b) In January, 2004Tengtu China, defaulted on the repayment of a loan with a principal balance of approximately RMB 17 million (approximately $2,054,000) with the Hua Xia Bank of China, Chaoyang Branch. The bank agreed to extend the term for repayment of the loan for six months in exchange for a payment of RMB 1 million (approximately $121,000) which was loaned to Tengtu China by the Company, and a guarantee of the loan from Tengtu United.

      (c) On February 24, 2004 TUC guaranteed the repayment of a RMB 6.4 million (approximately $773,000) loan made by ABC to Tengtu China. The loan matures on February 24, 2005.

      The guarantees of the loans to Tengtu China were made for the following reasons: the monies borrowed by Tengtu China had been used for Tengtu United operations, Tengtu China's operations consist solely of acting as agent in conducting Tengtu United's operations and a lawsuit by the bank might result in Tengtu China's accounts being frozen up to the amount of the loan, thereby impairing Tengtu China's ability to effectively act as Tengtu United's agent. The guaranty of the loan to TEP was made to support the operations of TEP, which conducts certain of Tengtu United's operations.

      We are planning to raise additional funds to meet the cash requirements for CBERC project and the needs of our operations for the next 12 months. There can be no assurance that such financing will be available, or if available, that it will be on acceptable terms.

OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003

REVENUES AND GROSS MARGIN

      During the nine months ended March 31, 2004, we continued the restructuring of our marketing strategy and product mix in China engaging the marketplace on a district-by-district basis. Tengtu United sales for the nine months ended March 31, 2004 and 2003 were $2,110,262 and $3,156,270 respectively. Please refer to the chart below for more information about revenues and gross margin for the nine months ended March 31, 2004.

NINE MONTHS REVENUES AND GROSS MARGIN %

                             --------------------------------------------
                                   March 31, 2004        March 31, 2003
-------------------------------------------------------------------------
           Product              Revenues        GM %   Revenues      GM %
-------------------------------------------------------------------------
Software products              $  926,707       70%   $  827,564      57%
-------------------------------------------------------------------------
Satellite Equipment            $1,115,323       26%   $1,047,546      30%
-------------------------------------------------------------------------
Systems Integration Services   $   67,930        5%   $  700,021      26%
-------------------------------------------------------------------------
Other Products and Services    $      302             $  581,139      39%
-------------------------------------------------------------------------
Total:                         $2,110,262       45%   $3,156,270      38%
-------------------------------------------------------------------------

"GM %" means the gross margin percentage in the table above.

GENERAL AND ADMINISTRATIVE EXPENSES

                  March 31, 2004           March 31, 2003
                  --------------           --------------
                    $1,403,119               $1,728,071

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

RELATED PARTY CONSULTANTS

                  March 31, 2004          March 31, 2003
                  --------------          --------------
                     $308,553                $306,711

Related party consultants' expense relates to staff that manages technical developments and financing activities in North America and China.

COLLECTION PROVISION

                  March 31, 2004          March 31, 2003
                  --------------          --------------
                     $82,556                  $95,332

The collection provision represents an estimate of potential uncollectible accounts associated with sales by Tengtu United. The lower amount in 2004 was primarily due to the lower sales. This provision is included in due from related party.

SELLING EXPENSE

                  March 31, 2004          March 31, 2003
                  --------------          --------------
                    $696,208                $1,076,295

      The majority of selling expenses relates to staff salary and travel expenses in the marketing department in Tengtu China. The expense was $380,087 lower than the same period of last year. The cost saving is due to the closing of several branch offices of Tengtu United.

EQUITY LOSS IN INVESTEE

                  March 31, 2004          March 31, 2003
                  --------------          --------------
                    $1,169,516               $ 60,054

      For the nine months ended March 31, 2004, CBERC recorded an equity loss of $1,153,098 that was mainly due to the high start-up expenses, and $16,418 was related to the investment loss in the Shaanxi LBERC.

INTEREST INCOME

                  March 31, 2004          March 31, 2003
                  --------------          --------------
                      $  933                 $188,772

      Interest income decreased by $187,839 compared with same period last year due to the termination of a loan agreement with Ming Shen Bank of China ("Ming Shen"). The loan was for approximately $3,745,000 and was collateralized by a $4 million restricted U.S. dollar denominated deposit that earned interest at 6.15% annually. We used the deposit to repay the loan.

INTEREST EXPENSE

                  March 31, 2004          March 31, 2003
                  --------------          --------------
                     $291,108                $369,303

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

OTHER INCOME

                  March 31, 2004          March 31, 2003
                  --------------          --------------
                     $188,185                $526,898

      Other income is principally the credits for value added tax paid in China for Tengtu United's sales. The Chinese government has tax incentive policies for high technology enterprises such as Tengtu United. Tengtu United is entitled to the credit of value added tax and the company applies for the tax credit from the Chinese government on a monthly basis. The lower amount in 2004 was primarily due to the lower sales.

OPERATING RESULTS FOR THREE MONTHS ENDED MARCH 31, 2004 AND 2003

REVENUES AND GROSS MARGIN

      Tengtu United sales for the three months ended March 31, 2004 and 2003 were $354,557, and $1,913,585 respectively. Please refer to the chart below for more information about revenues and gross margin for the quarter.

Q3 REVENUES AND GROSS MARGIN %

                                ----------------------------------------------
                                   March 31, 2004             March 31, 2003
                                ----------------------------------------------
           Product               Revenues       GM %        Revenues      GM %
------------------------------------------------------------------------------
Software products               $  157,534      74%        $  720,264      59%
------------------------------------------------------------------------------
Satellite Equipment             $  129,093      47%        $  412,991      36%
------------------------------------------------------------------------------
Systems Intergration Services   $   67,930       5%        $  700,021      26%
------------------------------------------------------------------------------
Other Products and Services     $       --                 $   80,309      49%
------------------------------------------------------------------------------
Total:                          $  354,557      51%        $1,913,585      41%
------------------------------------------------------------------------------

"GM %" means the gross margin percentage in the table above.

GENERAL AND ADMINISTRATIVE EXPENSES

               March 31, 2004                   March 31, 2003
               ---------------                  --------------
                  $445,637                         $538,052

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

RELATED PARTY CONSULTANTS

               March 31, 2004                   March 31, 2003
               ---------------                  --------------
                  $120,004                         $103,440

      Related party consultants' expense relates to staff that manages technical developments and financing activities in North America and China. Tengtu United hired two more executives starting from October 2003.

COLLECTION PROVISION

               March 31, 2004                   March 31, 2003
               ---------------                  --------------
                   $12,802                          $73,331

      The expense represents an estimate of potential uncollectible accounts associated with sales by Tengtu United. The lower amount in 2004 was primarily due to the lower sales. This provision is included in due from related party.

SELLING EXPENSE

               March 31, 2004                   March 31, 2003
               ---------------                  --------------
                  $160,294                         $279,805

      The majority of selling expenses relates to staff salary and travel expenses in the marketing department in Tengtu China. The expense was $119,511 lower than the same period of last year. The cost saving is due to the closing of several branch offices in Tengtu United.

EQUITY LOSS IN INVESTEE

                  March 31, 2004          March 31, 2003
                  --------------          --------------
                    $1,155,631               $ 43,576

      For the three months ended March 31, 2004, CBERC recorded an equity loss of $1,153,098 that was mainly due to the high start-up expenses, and $2,533 was related to the investment loss in the Shaanxi LBERC.

INTEREST INCOME

               March 31, 2004                   March 31, 2003
               ---------------                  --------------
                   $  450                           $62,863

      Interest income decreased by $62,413 compared with the same period last year due to the termination of a loan agreement with Ming Shen Bank of China ("Ming Shen"). The loan was for approximately $3,745,000 and was collateralized by a $4 million restricted U.S. dollar denominated deposit that earned interest at 6.15% annually. We used the deposit to repay the loan.

INTEREST EXPENSE

               March 31, 2004                   March 31, 2003
               ---------------                  --------------
                  $94,597                          $101,999

For the three months ended March 31, 2004, interest expense principally consisted of the interest on the debenture held by Top Eagle Holdings, Ltd. of $81,233. The interest expense for the three months ended March 31, 2003 consisted of interest on the Top Eagle debenture, and the Ming Shen Bank loan in China.

OTHER INCOME

               March 31, 2004                   March 31, 2003
               ---------------                  --------------
                   $56,257                         $355,215

      Other income is principally the credits for value added tax paid in China for Tengtu United's sales. Chinese government has a tax incentive policy for high technology enterprises. Tengtu United is entitled to the credit for value added tax and the company applies for the tax credit on a monthly basis from Chinese government. The lower amount in 2004 was primarily due to the lower sales.

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

      We established an allowance for doubtful accounts of $809,608 at March 31, 2004. However, as stated in Note 2, in the fourth quarter there will likely be a writedown of the Company's receivable from Tengtu China in an amount far in excess of the allowance for doubtful accounts.

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

MARKET RISK SENSITIVE INSTRUMENTS

FINANCIAL INSTRUMENT                    CARRYING VALUE         FAIR VALUE

Instruments entered into for trading purposes

NONE

Instruments entered into for other than trading purposes

Cash and Cash equivalents
     United States          $     --   $     --
     Foreign                 681,284    681,284
                            -------------------

             Total          $681,284   $681,284
                            ===================

Accounts payable
     United States          $ 97,035   $ 97,035
     Foreign                 102,991    102,991
                            -------------------

             Total          $200,026   $200,026
                            ===================

      Cash and cash equivalents and accounts payable are short-term financial instruments, and as such are not subject to significant market risk.

      Substantially all financial instruments are settled in the local currency of each subsidiary, and therefore, we have no substantial exposure to foreign currency exchange risk. Cash is maintained by each subsidiary in its local currency.

ITEM 4. CONTROLS AND PROCEDURES

      On May 13, 2004, an evaluation was performed under the supervision and with the participation of our management for the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, we concluded at that time that our disclosure controls and procedures were effective in ensuring that material information relating to us with respect to the period covered by this report was reported.

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

      The Company has since implemented a number of measures to correct weaknesses in internal controls and financial reporting systems. This ongoing review has resulted in a reorganization of the finance and accounting departments, and the replacement of financial management responsible for financial reporting. In order to lead the Company's examination and corrective actions in China, the Company's Board of Directors has appointed Dr. Penghui Liu as an interim Chairman of Tengtu United. Dr. Liu is an experienced businessman and strategic consultant in China. Dr. Liu has also engaged a staff to assist in his efforts, including Dr. Zhenlin (Simon) Xia, who is qualified as a Certified Public Accountant in the United States.

                           PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

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

      Each of the above proposals was passed by an affirmative vote of a majority of the shareholders present in person or by proxy. The voting for each was as follows:

PROPOSAL 1

   FOR                             AGAINST                          ABSTAIN
   ---                             --------                         -------
27,165,657                           8,000                           2,320


PROPOSAL 2

William O.S Ballard

   FOR                              AGAINST                         ABSTAIN
   ---                              -------                         -------
 26,691,977                          0                                  0

Thomas Pladsen

   FOR                              AGAINST                         ABSTAIN
   ---                              -------                         -------
 26,691,977                          0                                  0


John McBride

   FOR                              AGAINST                         ABSTAIN
   ---                              -------                         -------
26,691,977                           0                                  0


PROPOSAL 3

    FOR                            AGAINST                           ABSTAIN
    ---                            -------                           -------
26,687,617                          20                                4,320

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


TENGTU INTERNATIONAL CORP.
--------------------------
(Registrant)

Date: December 6, 2004                       John Watt
      ------------------                       ----------------------------
                                               (Name)

                                               /s/ John Watt
                                               ----------------------------
                                               (Signature)

                                               President
                                               ----------------------------
                                               (Title)

Date: December 6, 2004                        Judy Ye
      -----------------                        ----------------------------
                                               (Name)

                                               /s/ Judy Ye
                                               ----------------------------
                                               (Signature)

                                               Chief Financial Officer
                                               ----------------------------
                                               (Title)