Form 10-K/A
period 2004-06-30
TENGTU INTERNATIONAL CORP
filed 2004-12-07
CIK 847597

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-K/A

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

      For the fiscal year ended June 30, 2004, we made a one time adjustment of $18,700,000 to due from related party. As previously reported in a Current Report on Form 8-K filed with the SEC on May 26, 2004, we believed that our approximately $19.5 million receivable due from Tengtu China was materially impaired and that we were continuing an assessment of the impairment. Upon further assessment, we believe that approximately $800,000 of this amount will be collected from schools resulting in a write-down $18,700,000 due from Tengtu China in the quarter ended June 30, 2004. However, we are continuing aggressive efforts to collect all receivables.

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

      The Company has entered into an agreement to settle both lawsuits and believes it will conclude a pledge agreement pursuant to which CME will grant Jiade a one year extension of the loan to it in exchange for a commitment from the Estate of Fan Qi Zhang to pledge shares of the Company's common stock. The common stock will come from 15 million shares bequeathed by Mr. Zhang to solve the "funding difficulties" of Tengtu China Group. The number of shares to be pledged has not yet been determined because the lawsuit seeking to invalidate the pledge agreement between Jiade and Tengtu United was dismissed on October 20, 2004, thereby strengthening our bargaining position. CME has, however, appealed the decision.

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

         Agricultural Bank of China                RMB 14.3 million

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

      On March 6, 2002 and July 1, 2003, we entered into a letter of intent and Terms Memorandum which resulted in the Restructuring Agreement signed on September 15, 2003. Pursuant to the Restructuring Agreement, we acquired the 43 % of Tengtu United we previously did not own (bringing our ownership of Tengtu United to 100%) and all of the profits generated by its business in China in exchange for 30,000,000 shares of our common stock.

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

      Another entity that is part of the Tengtu China Group Companies which we continue to utilize is Tengtu Electronic Publishing House ("TEP"). TEP publishes educational materials, teacher training materials, cartoons and games on CD ROM and possesses an electronic publishing license for educational materials. Pursuant to the Restructuring Agreement consummated on April 5, 2004, TEP will conduct Tengtu United's business in China and remit the net profits to Tengtu United in exchange for licensing arrangments and services to provided by Tengtu United. We will continue to utilize TEP unless and until Tengtu United can obtain such a license. There are four shareholders in TEP, including Tengtu China and three other entities that the Estate controls, which own a total of 80% of the company.

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

      The School-to-School link program also contemplated Local Broadband Education Resource Centers ("LBERCs") at the Provincial and local levels. We have established 3 provincial LBERCs which are currently inactive and 3 municipal LBERCs and 15 county level LBERCs in the form of turn-key portals. Tengtu maintains close relationships with these LBERCs.

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

      The plan also places a strong emphasis on modern distance education and states: Modern distance education is a new type of education that has come into being with the development of modern information technology. It is a major means to build up a lifelong learning system meeting the needs of people living in an era of knowledge economy. The Modern Distance Education Project' implemented on the basis of existing distance education facilities and making full use of modern information technology can effectively take full advantage of available educational resources. This is inline with the international trend of developing science and technology education. In view of the shortage of educational resources, this is a strategic step to extend access to education for the large population of our country and therefore the development of this important infrastructure must be intensified. The demonstrative network CERNET and the existing satellite video transmission system can serve as our basis of development and it is desirable to raise the transmission speed of the backbone network of CERNET, and make full use of the telecommunication resources of the country to further enlarge the transmission capacity and network size of CERNET. We should strive to link all higher education institutions offering bachelor's degree programs and over 1000 secondary schools with CERNET and make access to network possible at home to 50,000 university faculty members by the year 2000. We should develop an integrated information system based on CERNET for online enrollment of students admitted to college, computer-aided management of students, record and status, and network service for new graduates seeking employment.

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

      Both of the above actions were settled and dismissed with prejudice pursuant to a settlement agreement which closed on September 30, 2004. Pursuant to the main terms of the settlement, the plaintiffs received $40,000 of escrowed funds that Hecht & Associates, P.C. was holding and were permitted to exercise 114,116 stock options without payment of the exercise price and an additional option for approximately 165,000 on a cashless basis yielding 74,812 shares. The parties also exchanged general releases.

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

      On August 27, 2004 a verdict adverse to the Company was rendered. A judgment based on the verdict was issued on October 1, 2004, but execution of the judgment was stayed for 60 days to accommodate the Company's post-trial motions to reduce the judgment.

      The amount of the judgment entered against the Company was of $1,272,878. It was also determined that the Company recover nothing on any of the Company's counterclaims.

      On November 29, 2004, the California court granted the Company's motion for a new trial subject to the condition that if VIP will consent to a reduction of the judgment from $1,272,878 to $419,190, a new judgment in that amount will be entered and VIP will not be compelled to re-try the entire case. VIP has until the fifteenth day after the formal filing of the November 29 ruling to opt for the entry of the $419,190 judgment.

      In the event that VIP will opt for the $419,190 judgment, the Company can appeal from that jugment. The Company believes that there are strong grounds for such an appeal.

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

      Subsequent to the date of the settlement agreement, on October 20, 2004, Jiade's lawsuit challenging the pledge was dismissed. CME has appealed that dismissal as discussions over the pledge agreement continue.

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

EQUITY COMPENSATION PLAN INFORMATION

                             Number of                                          Number of
                             securities to be                                   securities
Plan category                issued                    Weighted average         remaining
                             Upon exercise of          exercise                 available
                             outstanding               price of                 for future
                             options,                  outstanding              issuance
                             warrants, and             options, warrants,
                             rights                    and rights
Equity compensation
plans                              1,570,000                 $.218                  0
approved by security
holders (1)
Equity compensation
plans                               695,582                  $1.022                 0
not approved by security
holders (2)

Total                              2,265,582                 $.922                  0

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

                                                          FOR THE FISCAL YEAR ENDED JUNE 30,
                                 2004            2003         2002          2001         2000             1999            1998
Total Sales                   2,399,270       5,343,783   14,255,417    5,566,039       358,026          624,121       3,223,170

Income (loss) from          (69,536,548)     (2,023,024)   2,469,808     (293,169)   (4,701,285)      (1,806,397)     (4,102,014)
Continuing Operations

Income (loss) from                (0.84)         (0.030)       0.032       (0.012)       (0.225)          (0.100)         (0.234)
Continuing Operations
per Common Share

Total Assets                  5,578,153      23,827,261   27,734,300    8,833,335     2,407,842        1,911,912       2,871,926

Total Liabilities             7,973,847       4,066,520   10,829,337    5,039,508     5,488,865        3,776,010       2,662,230

Dividends Declared                    0               0            0            0             0                0               0
per Common Share

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

      ii. educational resources based on the PRC's required K-12 curriculum which are distributed by satellite and on hard disk drives by Hua Xia Bo Xiu Education Software Co., a joint venture with the PRC Ministry of Education of which we currently own 53% and which we refer to as CBERC and which we consolidate in our financial statements as of April 5, 2004; and

      iii. teacher training resources.

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

      For the fiscal year ended June 30, 2004, we made a one time adjustment of $18,700,000 to due from related party. As previously reported in a Current Report on Form 8-K filed with the SEC on May 26, 2004, the Company believed that its approximately $19.5 million receivable due from Tengtu China was materially impaired and that the Company was continuing its assessment of the impairment. Upon further assessment, the Company believes that approximately $800,000 of this amount will be collected from schools resulting in a write-down of $18,700,000 due from Tengtu China in the quarter ended June 30, 2004. However, the Company is continuing its aggressive efforts to collect all receivables.

LIQUIDITY AND CAPITAL RESOURCES FOR THE FISCAL YEARS ENDED JUNE 30, 2004, 2003, and 2002

FISCAL YEAR ENDED JUNE 30, 2004

      For the year ended June 30, 2004, net cash used by operating activities totaled $3,690,103. The net loss for the year ended June 30, 2004 was $73,015,718. Other cash changes from operating activities include non-cash changes for depreciation of $108,288, $47,209,330 of Goodwill write off after re-evaluation of issuing 30 million shares for a 43% of interest in Tengtu United and consolidation of other Tengtu Group companies from the restructuring, loss on eqity investments of $1,183,804 primarily due to the high start-up expenses in CBERC, bad debt expenses of $18,700,000 for the one-time write off of amounts due from related party, minority interest of $13,101, net advances to related party of $680,185, and non-cash interest expense of $272,013 related to the Top Eagle Holdings, Ltd. ("Top Eagle") convertible debenture.

      Cash increased as a result of the decrease of prepaid expenses of $767,018, other receivables of $114,199, other deferred expenses of $6,957, and notes receivables of $11,881, and a write off of $32,625 of inventory. The decrease in accounts payable of $684,540, other liabilities of $920,554, deferred income tax of 1,172, and prepaid revenue from customers of $20,280 decreased operating cash flow. The increase in accrued expenses of $3,274,119, primarily from recognizing liabilities of approximately $3,150,000 for guaranties of bank loans extended to Tengtu China, has a positive change to operating cash flow.

      Net cash flow from investing activities was $1,262,780 for the year ended June 30, 2004. It included acquisition of subsidiaries, net of cash acquired of $1,270,718, and $7,938 used for purchasing of equipment.

      Net cash flow from financing activities was $4,455,283 which includes a short-term loan of $665,942 from Orion Capital Incorporated ("Orion"), which is owned by our Chairman, William O.S. Ballard, principal repayments of $500,000 on the Top Eagle convertible debenture, and $60,400 on a short-term loan borrowed by Tengtu Electronic Publishing Hourse, and $4,349,741 of cash received from a private placement of units of common stock and common stock purchase warrants, as well as from the exercise of warrants.

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

      The net cash flow used by financing activities was $1,596,045. The primary source of these funds was private placements to purchase units consisting of two Special Warrants per unit, and Common Shares, at a price of $1.00 per Unit or $0.50 per Common Share.

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

      This increase in cash was offset by the increase of $6,155,603 in due from Tengtu China for the installation of Total Solution Platforms and the sales of other Tengtu products. The increase in prepaid expense related to advances to a third party for software products, which negatively impacted operating cash flow by $516,876. The decreases in accounts receivable, inventories, advance to director and other receivables resulted in a favorable change of $152,046 to operating cash flow.

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

      Pursuant to an originally $1,500,000 convertible debenture issued to Top Eagle in December, 1999 and due December, 2003, we made quarterly interest payments at a rate equal to the best lending rate of The Hong Kong and Shanghai Banking Corporation plus two percent

FISCAL YEAR 2004, 2003 AND 2002 COMPARATIVE OPERATING RESULTS

                                        2004          2003              2002

Revenues...................       $2,399,270       $5,343,783        $14,255,417

      Primarily due to the delay of Western Rural School Projects by Government, the total revenue in 2004 was $2,399,270. This total included sales of turn key portals of $188,334, satellite connectivity equipment for $1,125,193, Total Solution Platforms for $151,010, systems integration services for $67,930, Educational CDs for $314,506, Microsoft products for $340,526, and Content license fees of $110,846. Total Tengtu United/Tengtu China operations accounted for 96% of the consolidated sales. $100,622 of revenue from CBERC and $302 revenue from TIC Beijing accounted for the remaining 4% of the consolidated revenue.

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

      In fiscal year 2004, we made a one time adjustment of $775,065 for projects previously booked as prepaid expenses while these projects developed products; market research determined that the products did not fit our customer base. We recorded no research and development expenses in 2003. In fiscal 2002, $971,111 research and development expenses were incurred with respect to a portal software project and educational content software for China's educational market.

                                               2004               2003                 2002
General and Administrative Expenses       $2,308,723           $1,924,695           $2,511,430

      General and administrative expenses increased $384,028 in the fiscal year ended June 30, 2004 compared to fiscal year of 2003. The increase was mainly due to approximately $216,000 of general and administrative expenses in CBERC and other Tengtu Group companies after the Restructuring, and $170,000 of public relations printing expenses.

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

      In fiscal year of 2004, we made a one time adjustment to due from related party. As previously reported in a Current Report on Form 8-K filed with the SEC on May 26, 2004, the Company believed that its approximately $19.5 million receivable due from Tengtu China was materially impaired and that the Company was continuing its assessment of the impairment. Upon further assessment, the Company believes that approximately $800,000 of this amount will be collected from schools resulting in a write-down of $18,700,000 due from Tengtu China in the quarter ended June 30, 2004. However, the Company is continuing its aggressive efforts to collect all receivables.

                                        2004              2003             2002

Collection Provision                  $92,503          $119,337         $444,031

      The provision for the fiscal year ended June 30, 2004 represents an estimate of potential uncollectible accounts associated with sales by Tengtu United during the year. Compared to the period in 2003, the lower amount in 2004 was primarily due to the lower sales. This provision is included in due from related party, in 2003 and 2002.

                                         2004            2003               2002

Goodwill write-down                   $47,209,330

      On April 05, 2004, we recorded on our books $47,209,330 of Goodwill after issuing 30 million shares for a 43% of interest in Tengtu United and consolidation of other Tengtu Group companies after the restructuring. At the end of fiscal year, we made an evaluation based on our current business model. Because we could not predict future cash flow with sufficient certainty, we wrote down the full amount of the Goodwill.

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

                                         2004          2003               2002

Depreciation and Amortization          $108,288       $64,036           $81,741

      We have not made any significant purchases of equipment in past years and depreciation and amortization expenses have remained at consistent and low levels.

                                         2004            2003             2002

Equity Loss in Investee               $1,183,804      $(76,807)            $0

      For the fiscal 2004, CBERC recorded an equity loss of $1,153,098 that was mainly due to the high start-up expenses, and $30,706 was related to the investment loss in the Shaanxi LBERC.

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

      For the year ended June 30, 2004, interest expense was primarily for the interest on a convertible debenture issued to Top Eagle, which included the cash interest payment of $135,225 and an amortization discount of $272,013 and an accrued interest reversal of $15,460.

      For the year ended June 30, 2003, interest expense consists of $267,079 incurred on the Top Eagle Debenture and a loan from Quest Ventures, Ltd., and $209,974 of interest on the Min Sheng Bank loan in China.

      Interest expense in fiscal 2002 includes interest on a short-term loan from Quest Ventures, Ltd. and the Top Eagle loan.

                                        2004          2003               2002

Other Income                        $1,238,023      $1,257,877        $2,045,902

      Other income in fiscal 2004 included $203,142 credit for value added tax
(VAT) paid in China for Tengtu United's sales and $1,034,881 of reversal for the old payables in TUC, TEP, and TTN which were over 6 years old.

      Other income in fiscal 2003 included a credit for value added tax paid in China for Tengtu United sales of $290,274, a $210,000 reversal of over accrual of consulting fees, a $720,208 reversal of old legal and accounting fees for which the statue of limitations has expired, and $36,310 in cash recovered from the sale of the assets of Iconix, our former investee.

         Other income in fiscal 2002 included a $236,559 non-cash gain on debt forgiveness related to a debenture that had been issued by Edsoft, one of our subsidiaries, and a $1,803,079 VAT tax credit in China.

                                    2004              2003                2002

Other Expense                   $3,130,145          $704,801           $263,352

      The Other expenses in fiscal 2004 related primarily to accrued expense for Tengtu United's guarantee of Tengtu Group Companies' bank loans of $3,150,000, and $19,855 credit adjustment in TUC's organization expenses.

      Other expense in fiscal 2003 related primarily to an accrual for a settlement of our litigation with Swartz Private Equity, LLC of $679,287.

      The majority of other expenses in fiscal 2002 related primarily to asset write-offs, which consisted of $75,000 for a software license fee and $171,732 of idled assets in China.

                                   2004               2003              2002

Minority Interest                $13,101             $89,218          $2,424,092

      In fiscal 2004, $13,101 of minority interest was booked after the Restructuring. Tengtu China controls 20% of the voting shares of Tengtu Electronic Publishing House.

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

1. Consolidated Financial Statements

      Tengtu's business is focused on China through a now 100% owned subsidiary, Tengtu United Electronic Corporation ("TUC" or "Tengtu United").

2. Accounting for Investments in CBERC & LBERC

      Tengtu United, through Tengtu China, established two joint ventures on behalf of Tengtu United: one with a division of the Chinese Ministry of Education, CBERC, and second, the Shaanxi Province Broadband Education Resource Center, an LBERC. We account for these investments using equity method. Although our equity interest in each of the joint ventures is over 50%, we did not control the joint ventures due to participating rights exercised by the minority interest holders in the management of the joint ventures. We had the ability to exercise significant influence, but not control, over the investees. Purusant to a revision of the Charter of CBERC, beginning April 2004, we held majority status on the Board of CBERC. This gives us control over major decisions in the operation and management of CBERC. As a result, we consolidated CBERC beginning on April 1, 2004.

3. Due from Related Party

      Prior to April 204, we have engaged Tengtu China, as our agent, to conduct all of Tengtu United's business with any Chinese government entity. As agent, Tengtu China and its affiliated and related companies administer the daily operations of Tengtu United: paying operating expenses, collecting receivables and remitting net operating profits to us. In order to support the continuous expansion of China operations, we do not expect the repayment of working capital advances made to Tengtu China in the near term. So we use the term "Due from related party" to describe the amount due from Tengtu China.

      As previously reported in our Current Report on Form 8-K filed with the SEC on October 22, 2004, the Company believed that its approximately $19.5 million receivable due from Tengtu China was materially impaird and that approximately $800,000 of this amount would be collected. This resulted in a write-down of $18,700,000 of due from Tengtu China in the quarter ended June 30, 2004.

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

      We established an allowance for doubtful accounts of $0 at June 30, 2004, which are reserves against related party receivables in addition to our writedown of bad debt. We believe any credit risk beyond this amount would be negligible. At June 30, 2004, we had approximately $2,358,500 of cash in banks uninsured.

      We do not require collateral or other securities to support financial instruments that are subject to credit risk. For the fiscal years ended June 30, 2004, 2003 and 2002, while we recorded sales pursuant to agreements with the Chinese Ministry of Education in our financial statements, no single school customer accounted for more than 10% of total sales. Receivables related to these sales transactions are grouped together with amounts due from a related party, Tengtu China, in 2003 and 2002.

                        MARKET RISK SENSITIVE INSTRUMENTS

FINANCIAL INSTRUMENT                                    CARRYING VALUE           FAIR VALUE

Instruments entered into for trading purposes               None

Instruments entered into for other than trading purposes

Cash and Cash equivalents
         United States                                     $       --            $       --
         Foreign                                            2,358,536             2,358,536
         Total                                             $2,358,536            $2,358,536
Accounts and Other Receivables, Net
         United States                                     $       --            $       --
         Foreign                                            1,033,658             1,033,658
         Total                                             $1,033,658            $1,033,658
Accounts payable
         United States                                     $   95,652            $   95,652
         Foreign                                           $  524,285            $  524,285
         Total                                             $  619,937            $  619,937

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

Consolidated statements of operations and comprehensive
income (loss) for each of the three years in the
period ended June 30, 2004                                         F-3

Consolidated statements of shareholders' equity for each of
the three years in the period ended June 30, 2004                  F-4

Consolidated statements of cash flows for each of the three
years in the period ended June 30, 2004                            F-5

Notes to consolidated financial statements                         F-6 - F-20

SELECTED QUARTERLY FINANCIAL DATA

         The following supplementary financial information is provided for the periods since we have been required to report on Form 10-Q.

SUPPLEMENTARY FINANCIAL INFORMATION

                               30-Jun-04          31-Mar-04          31-Dec-03          30-Sep-03          30-Jun-03
Revenues                    $    289,008       $    354,557       $  1,329,861       $    425,843       $  1,945,640
Gross Profit                $    170,789       $    181,208       $    533,334       $    232,619       $    792,146
 Gross Profit Margin                  59%                51%                40%                55%                41%
Operating Income (Loss)     ($67,947,895)      ($   575,474)      ($   338,987)      ($   674,193)      $     57,822
  Net Income (Loss)         ($70,155,557)      ($ 1,768,995)      ($   424,815)      ($   666,350)      $     30,425
  Earnings Per Share
     Basic                  ($      0.68)      ($      0.02)      ($      0.01)      ($      0.01)      $       0.00
    Diluted                 ($      0.68)      ($      0.02)      ($      0.01)      ($      0.01)      $       0.00

                               31-Mar-03          31-Dec-02          30-Sep-02            30-Jun-02          31-Mar-02
Revenues                    $  1,913,585       $    534,187       $    638,646         $  3,959,491       $  2,993,603
Gross Profit                $  1,116,395       $    212,867       $    175,744         $  2,605,005       $  2,196,126
 Gross Profit Margin                  58%                40%                28%                  66%                72%
Operating Income (Loss)     ($   210,280)      ($   753,992)      ($ 1,104,090)        $  1,365,729       $    379,632
  Net Income (Loss)         $     62,223       ($   714,875)      ($ 1,125,648)        $    670,679       $     50,554
  Earnings Per Share
     Basic                  $       0.00       ($      0.01)      ($      0.02)        $       0.01       $       0.00
    Diluted                 $       0.00       ($      0.01)      ($      0.02)        $       0.01       $       0.00

                                   31-Dec-01          30-Sep-01          30-Jun-01         31-Mar-01
Revenues                        $  4,061,008       $  3,241,315       $  2,612,335      $  1,450,879
Gross Profit                    $  2,379,319       $  2,059,682       $  1,437,678      $    818,748
 Gross Profit Margin                      59%                64%                55%               56%
Operating Income (Loss)         $    147,465       $    576,982       $    887,078      ($   143,496)
  Net Income (Loss)             ($     7,237)      $    864,112       $  2,110,188      ($   238,776)
  Earnings Per Share
     Basic                      $       0.00      $       0.02       $       0.08*      ($      0.01)
    Diluted                     $       0.00      $       0.02       $       0.08*      ($      0.01)

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

      The review has uncovered overstatements of revenue for each quarter of fiscal 2004. The Company believes that the overstatements were due to the failure by Tengtu China, the Company's former joint venture partner in Tengtu United, to maintain adequate financial controls and systems and to follow generally accepted accounting principles. This in turn impacted the recording of revenues for the joint venture, which are reflected in the consolidated financial statements of the Company. The overstatements are made up of accounting errors, double counting of sales, and recognition of revenue that is considered premature under United States generally accepted accounting principles because revenue was recognized before services or products had been provided. As a result of these misstatements, the financial statements for the first three quarters of fiscal year 2004 have been restated and re-filed.

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

                                                          AMOUNT AND NATURE
                                                            OF BENEFICIAL
TITLE OF CLASS             NAME OF BENEFICIAL OWNER          OWNERSHIP        % OF CLASS
--------------             ------------------------          ---------        ----------
$.01 par common          Orion Capital Incorporated(1)       16,576,074           15.1%

$.01 par common          Estate of FanQi Zhang               15,000,000           13.7%

$.01 par common          Qihua Lu                            11,485,714           10.5%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Tengtu China, our agent, carries out some of our operations and collection of receivables. Fan Qi Zhang, one of our former directors, who died on October 24, 2004 controlled Tengtu China. It is currently controlled by his estate. As of June 30, 2003, Tengtu United had an amount due from a related party, Tengtu China, of approximately $18,193,000.

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

Dated:   December 6, 2004

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ JUDY YE
-------------------------------     December 6, 2004
Judy Ye
Chief Financial Officer

/S/ JOHN WATT
-------------------------------     December 6, 2004
John Watt
Director

/S/ WILLIAM O.S. BALLARD
-------------------------------     December 6, 2004
William O.S. Ballard
Director

/S/ JOHN McBRIDE
-------------------------------     December 6, 2004
John McBride
Director

/S/ THOMAS PLADSEN
-------------------------------     December 6, 2004
Thomes Pladsen
Director

/S/ KENNITH JOHNSON                 December 6, 2004
-------------------
Kennith Johnson
Director

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

We conducted our audits in accordance with the Standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $73,015,718 for the year ended June 30, 2004, used cash in operations of $3,690,102 and, as of that date, had a working capital deficiency of $3,822,607. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           Moore Stephens, P.C.
                                           Certified Public Accountants
                                           New York, New York
                                           September 26, 2004

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                Tengtu International Corp. and Subsiiaries
                        Consolidated Balance Sheets

                                                                                          June 30,
                                                                              ---------------------------------
                                                                                2004                   2003
                                                                                ----                   ----
                                                  ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                   2,358,536              283,802.00
  Accounts receivables, net                                                   1,033,658                       -
  Due from related party                                                              -               3,593,607
  Prepaid expenses                                                               74,778                 811,269
  Inventories                                                                   511,119                       -
  Other receivables                                                             173,150                 154,011
                                                                            ------------------------------------
    Total Current Assets                                                      4,151,240               4,842,689
                                                                            ------------------------------------

                                                                            ------------------------------------
PROPERTY AND EQUIPMENT, net                                                     197,253                  82,688
                                                                            ------------------------------------

OTHER ASSETS
  Due from Related Party                                                              -              14,497,209
  Notes receivable                                                                    -                  11,881
  Long-term Investment                                                        1,229,660               4,392,793
                                                                              1,229,660              18,901,883
                                                                            ------------------------------------
TOTAL ASSETS                                                                  5,578,153            $ 23,827,260
                                                                            ====================================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY [DEFICIT]

CURRENT LIABILITIES
  Accounts payable                                                              619,937               $ 752,647
  Accrued expenses                                                            3,292,601                   1,446
  Prepaid revenue from cutomers                                                 482,404                       -
  Due to related party consultants                                            1,207,714               1,207,714
  Short-term loan                                                             1,973,159               1,454,404
  Other liabilities                                                             398,033                 650,310
                                                                            ------------------------------------
    Total Current Liabilities                                                 7,973,847               4,066,520
                                                                            ------------------------------------

Minority interest                                                                77,742                       -

COMMITMENTS [Note 9]

STOCKHOLDERS' EQUITY [DEFICIT]
  Preferred stock, par value $.01 per share; authorized
    10,000,000 shares; issued -0- shares                                              0                       -
  Common stock par value $.01 per share; authorized
    150,000,000 shares; issued 110,706,914 shares
    (2003-66,736,223); outstanding 110,628,494 shares
    (2003-66,657,803)                                                         1,106,285                 666,578
  Additional paid in capital                                                 85,178,486              34,872,453
  Accumulated deficit                                                       (88,777,563)            (15,761,845)
  Accumulated other comprehensive income (loss):
    Cumulative translation adjustment                                            20,140                 (15,662)
                                                                            ------------------------------------
                                                                             (2,472,652)             19,761,524
Less: Treasury stock, at cost, 78,420 common shares                                (784)                   (784)
                                                                            ------------------------------------
    Total Stockholders' Equity                                               (2,473,436)             19,760,740
                                                                            ------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    5,578,153              23,827,261
                                                                            ====================================

The accompanying notes are an integral part of these consolidated financial statements.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED JUNE 30, 2004, 2003, 2002

                                                                    2004                  2003               2002
                                                                    ----                  ----               ----
SALES                                                             2,399,270             5,343,783          14,255,417
COST OF SALES                                                     1,281,318             3,365,836           5,042,285
                                                               -------------------------------------------------------
                                                                  1,117,952             1,977,947           9,213,132
                                                               -------------------------------------------------------

OPERATING EXPENSES
  Research and development                                          803,432                     -             971,111
  General and administrative                                      2,308,723             1,924,695           2,511,430
  Related party consultants                                         516,708               488,877             865,202
  Collection provision                                               92,503               119,337             444,031
  Bad debt expenses                                              18,700,000                     -                   -
  Advertising                                                             -                16,891              31,885
  Selling                                                           915,516             1,387,135           1,837,924
  Goodwill write off                                             47,209,330                     -                   -
  Depreciation                                                      108,288                64,036              81,741
                                                               -------------------------------------------------------
                                                                 70,654,500             4,000,971           6,743,324
                                                               -------------------------------------------------------

Operating Income                                                (69,536,548)           (2,023,024)          2,469,808

OTHER INCOME (EXPENSE)
  Equity earnings (loss) in investee                             (1,183,804)              (76,807)                  -
  Interest income                                                     1,635               250,615               3,871
  Interest expense                                                 (391,778)             (477,054)           (254,029)
  Other income                                                    1,238,023             1,257,877           2,045,902
  Other expense                                                  (3,130,145)             (704,801)           (263,352)
                                                               -------------------------------------------------------
                                                                 (3,466,068)              249,830           1,532,392
                                                               -------------------------------------------------------
Income (Loss) before minority interests                         (73,002,616)           (1,773,194)          4,002,201
Minority interest in subsidiarys'-Income (Loss)                      13,101                89,218           2,424,092
                                                               -------------------------------------------------------
Net Income (Loss)                                               (73,015,717)           (1,862,412)          1,578,108
                                                               =======================================================

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                                            86,446,670            56,924,776          49,880,494
Common stock equivalents                                                  0                     0           3,171,912
                                                               -------------------------------------------------------
Diluted                                                          86,446,670            56,924,776          53,052,406
                                                               =======================================================

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                                                 (0.84)                (0.03)               0.03
Diluted                                                               (0.84)                (0.03)               0.03

The accompanying notes are an integral part of these consolidated financial statements.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
          FOR THE YEARS ENDED JUNE 30, 2003, 2002, 2001(RESTATED), 2000

                                                    Common Stock              Additional
                                        --------------------------------        Paid-in         Comprehensive      Accumulated
                                             Shares             Amount          Capital         Income (Loss)        Deficit
                                        ---------------------------------------------------------------------------------------
Balance - June 30, 2000                    23,890,607           238,907        11,871,444        (4,700,749)      (15,184,372)
                                        =======================================================================================

Issuance of common stock                      636,871             6,369           140,144                --                --

Loan conversion                             7,301,526            73,015         2,139,400                --                --

Issuance of common stock for cash          13,260,669           132,606         3,845,592                --                --

Paid-in capital related to
   granted options & services                      --                --           214,908                --                --

Common Shares
   To be issued for interest expense               --                --            56,515                --                --

Paid-in capital related to
   warrents issued                                 --                --           564,466                --                --

Other Comprehensive Income:
   Foreign currency adjustment                     --                --                --            (4,998)               --

Comprehensive Income:
   Net Income                                      --                --                --          (293,169)         (293,169)

Comprehensive Income
                                        ---------------------------------------------------------------------------------------
Balance - June 30, 2001                    45,089,673           450,897        18,832,469          (298,167)      (15,477,541)
                                        =======================================================================================

Issuance of common stock
   for services                               360,008             3,600           300,058                --                --

Loan conversion                                43,011               430            21,075                --                --

Issuance of common stock
   for financing and
   interest expenses                          495,000             4,950           242,550

Issuance of common stock
   for cash net of
   financing expenses                       8,060,497            80,605         7,751,995                --                --

Issuance of common stock
   for options & services                      75,000               750            18,000                --                --

Common Shares
   To be issued for cash & options                 --                --         3,058,482                --                --

Paid-in capital related to service                 --                --            57,107

   Foreign currency adjustment                     --                --                --            (6,574)               --

Comprehensive Income:
   Net income                                      --                --                --         1,578,108         1,578,108

Comprehensive Income
                                        ---------------------------------------------------------------------------------------
Balance - June 30, 2002                    54,123,189           541,232        30,281,736         1,571,534       (13,899,433)
                                        =======================================================================================

Issuance of common stock
   for services                               125,004             1,250            50,836                --                --

Issuance of common stock from
   exercise of warrants                     3,178,679            31,787           (58,724)

Issuance of common stock for cash           9,230,931            92,309         1,261,648                --                --

Foreign currency adjustment                        --                --                --             2,126                --

Issuance of common stock
   for Special Warrants                                              --         2,707,468                --                --

Paid-in capital adjustment
   for deferred compensation                                                      629,488

Comprehensive Income(Loss)                                                                       (1,862,412)       (1,862,412)
                                        ---------------------------------------------------------------------------------------
Balance - June 30, 2003                    66,657,803           666,578        34,872,452        (1,860,286)      (15,761,845)
                                        =======================================================================================

Issuance of common stock
   for Purchase Warrants                    5,583,436         55,834.36        (55,834.36)

Issuance of common stock
   for exercising stock option                175,000             1,750         38,800.00

Issuance of common stock for cash           3,937,500            39,375         1,963,750

Issuance of common stock for
   Special Warrants                         3,074,755            30,748         2,275,319

Issuance of common stock for
   Estate of Zhang Fanqu                   30,000,000           300,000        45,150,000

Conversion of short-term loan
   to Common Stock                          1,200,000            12,000           588,000

Paid-in capital adjustment for
   issuing Top Eagle Convertible Loan                                             346,000

Comprehensive Income(Loss)                                                                      (73,015,718)      (73,015,718)

Foreign currency adjustment
                                        ---------------------------------------------------------------------------------------
Balance - June 30, 2004                   110,628,494         1,106,285        85,178,486       (73,015,718)      (88,777,563)
                                        =======================================================================================

                                          Accumulated
                                             Other            Treasury        Unamortized
                                         Comprehensive          Stock          Deferred       Stockholders'
                                         Income (Loss)         at Cost       Compensation   Equity (Deficit)
                                       ---------------------------------------------------------------------
Balance - June 30, 2000                       (6,216)             (784)               --       (3,081,021)
                                       =====================================================================

Issuance of common stock                          --                --                --          146,513

Loan conversion                                   --                --                --        2,212,415

Issuance of common stock for cash                 --                --                --        3,978,198

Paid-in capital related to
   granted options & services                     --                --                --          214,908

Common Shares
   To be issued for interest expense              --                --                --           56,515

Paid-in capital related to
   warrents issued                                --                --                --          564,466

Other Comprehensive Income:
   Foreign currency adjustment                (4,998)               --                --           (4,998)

Comprehensive Income:
   Net Income                                     --                --                --         (293,169)

Comprehensive Income
                                       ---------------------------------------------------------------------
Balance - June 30, 2001                      (11,214)             (784)               --        3,793,827
                                       =====================================================================

Issuance of common stock
   for services                                   --                --                --          303,658

Loan conversion                                   --                --                --           21,505

Issuance of common stock
   for financing and
   interest expenses                                                                              247,500

Issuance of common stock
   for cash net of
   financing expenses                             --                --                --        7,832,600

Issuance of common stock
   for options & services                         --                --                --           18,750

Common Shares
   To be issued for cash & options                --                --                --        3,058,482

Paid-in capital related to service                                                                 57,107

   Foreign currency adjustment                (6,574)               --                --           (6,574)

Comprehensive Income:
   Net income                                     --                --                --        1,578,108

Comprehensive Income
                                       ---------------------------------------------------------------------
Balance - June 30, 2002                      (17,788)             (784)               --       16,904,963
                                       =====================================================================

Issuance of common stock
   for services                                   --                --                --           52,086

Issuance of common stock from
   exercise of warrants                                                                           (26,937)

Issuance of common stock for cash                 --                --                --        1,353,957

Foreign currency adjustment                    2,126                --                --            2,126

Issuance of common stock
   for Special Warrants                           --                --                --        2,707,468

Paid-in capital adjustment
   for deferred compensation                                                                      629,488

Comprehensive Income(Loss)                                                                     (1,862,412)
                                       ---------------------------------------------------------------------
Balance - June 30, 2003                      (15,662)             (784)                0       19,760,740
                                       =====================================================================

Issuance of common stock
   for Purchase Warrants                                                                               --

Issuance of common stock
   for exercising stock option                                                                     40,550

Issuance of common stock for cash                                                               2,003,125

Issuance of common stock for
   Special Warrants                                                                             2,306,067

Issuance of common stock for
   Estate of Zhang Fanqu                                                                       45,450,000

Conversion of short-term loan
   to Common Stock                                                                                600,000

Paid-in capital adjustment for
  issuing Top Eagle Convertible Loan                                                              346,000

Comprehensive Income(Loss)                                                                    (73,015,718)

Foreign currency adjustment                   35,802                                               35,802
                                       ---------------------------------------------------------------------
Balance - June 30, 2004                       20,140              (784)                0       (2,473,435)
                                       =====================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                   Tengtu International Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  For the Years Ended June 30, 2004, 2003, 2002

                                                                    2004             2003             2002
                                                                -----------      -----------      -----------
Cash Flows From Operating Activities
Net Income (loss)                                               (73,015,718)      (1,862,412)       1,578,108
Adjustments to reconcile net income (loss) to net cash
 Used by operating activities:
 Depreciation and amortization                                      108,288          139,772          357,512
 Goodwill write off                                              47,209,330
 Loss on investment at equity                                     1,183,804           76,807               --
 Bad debt expenses                                               18,700,000
 Noncash gain on loan forgiveness                                                                    (236,559)
 Noncash financing expenses on shares issued                                                          187,500
 Noncash compensation expense on shares issued for services                           50,835          331,115
 Noncash interest expense - convertible debenture                   272,013           93,820           86,555
 Fix Assets adjustment                                                   --            2,662          246,732
 Minority interest                                                   13,101
 Net advances to related party                                     (680,185)
 Write off of inventory                                              32,625

 Changes in operating assets and liabilities:
 Accounts receivable                                               (988,893)                           16,578
 Due from related party                                             927,905       (1,014,450)      (6,155,603)
 Prepaid expenses                                                   767,018          205,689         (516,876)
 Inventories                                                                                            2,452
 Other receivables                                                  114,199         (131,814)          73,757
 Advance to director                                                                                   60,059
 Other deferred expenses                                              6,957
 Notes receivables                                                   11,881                                --
 Accounts payable                                                  (684,540)        (339,584)         133,209
 Accrued expenses                                                 3,274,119         (299,681)          28,822
 Due to related party consultants                                                   (175,319)         387,496
 Deferred income tax                                                 (1,172)
 Prepaid revenue from customers                                     (20,280)
 Other liabilities                                                 (920,554)         215,666          (16,655)
                                                                -----------      -----------      -----------

 Net Cash Used by Operating Activities                           (3,690,103)      (3,038,009)      (3,435,798)
                                                                -----------      -----------      -----------

Cash Flows From Investing Activities
 Investing in related parties                                                                      (4,590,302)
 Long-term investment                                                                              (4,469,600)
 Compensating deposit on bank loan                                                                 (4,000,000)
 Compensating deposit returned by bank                                             4,000,000
 Acquisition of subsidiaries, net of cash acquired                1,270,718
 Purchase of property and equipment                                  (7,938)                          (34,447)
                                                                -----------      -----------      -----------

Net Cash Provided (Used) by Investing Activities                  1,262,780        4,000,000      (13,094,349)
                                                                -----------      -----------      -----------


Cash Flows From Financing Activities
 Proceeds from short-term loans                                     665,942          753,717        1,883,428
 Proceeds from long-term loans                                                                      3,744,800
 Cash paid on long-term loans                                                     (3,744,800)
 Cash payments on short-term loan                                  (560,400)      (1,999,200)         (94,150)
 Cash received for shares and options issued
 and warrants exercised                                           4,349,741        3,394,238       10,891,082
                                                                -----------      -----------      -----------

Net Cash Provided (Used) by Financing Activities                  4,455,283       (1,596,045)      16,425,160
                                                                -----------      -----------      -----------


Effect Of Exchange Rate Changes On Cash                              46,774            3,018           (6,575)
                                                                -----------      -----------      -----------


Increase (Decrease) In Cash And Cash Equivalents                  2,074,734         (631,036)        (111,562)
                                                                -----------      -----------      -----------


Cash And Cash Equivalents, beginning of the year                    283,802          914,838        1,026,400

Cash And Cash Equivalents, end of the year                        2,358,536          283,802          914,838
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

2. GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $73,015,718 for the year ended June 30, 2004, used cash in operations of $3,690,102 and, as of that date, had a working capital deficiency of $3,822,607. Those factors create substantial doubt about the Company's ability to continue as a going concern.

Management has developed a plan to alleviate these factors to enable the Company to continue as a going concern. The Company believes its cash flow needs are short term as sales contracts have been entered into which management believes can provide adequate operating cash flow when the sales collections are realized over the course of next three to four months. The Company is in negotiation with investors provide additional funding for operations. Discussions have been held as well with existing and potential strategic partners who have expressed intererst in providing investment and operating capital for the Company's on-going business plans. There can be no assurance, however, that adequate capital will be available to the Company or if available, that it will be available on acceptable terms.

The ability of the Company to continue as a going concern is dependent on the success of its plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. SIGNIFICANT ACCOUNTING POLICIES

a) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and subsidiaries over which it owns more than a 50% equity interest of controls more than 50% of an entity's voting interests. Significant inter-company balances and transactions have been eliminated on consolidation.

Our business is focused on China through a joint venture entity, Tengtu United China ("TUC"), in which we have a 100% equity interest. Prior to April
5, 2004 (see below), Tengtu was allocated 57% and Beijing Tengtu Culture and Education Electronics Co., Ltd. ("Tengtu China"), its joint venture partner, 43% of the profits of TUC. Tengtu China acts as agent for TUC through a series of agreements which sets out the nature of this agency relationship. Many of TUC's material contracts are in the name of Tengtu China, as are virtually all of the assets utilized to operate TUC. Included in these contracts is one contributed by Tengtu China to TUC that gives the joint venture the right to provide the Chinese public school system with certain educational materials. Although the Company and its joint venture entity do not directly own or operate any of the material assets, nor are we a party to many of the material contracts, TUC retains beneficial interest in and control over the material assets and material contracts by virtue of its agency relationship with Tengtu China.

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

i) FOREIGN CURRENCY TRANSACTIONS/TRANSLATION

The functional currency of the Company's subsidiaries in China is the Chinese renminbi ("RMB"). The Company's Canadian subsidiary uses the Canadian dollar as its functional currency and its Hong Kong subsidiary used the Hong Kong dollar as its functional currency until the subsidiary was dissolved during the year ended June 30, 2002. Foreign currency transactions are translated into the functional currency at the exchange rate prevailing on the date of the transaction. Material gains and losses from foreign currency transactions are reflected in the financial period in which the exchange rate changes. Foreign transaction gains and losses in the functional currencies are immaterial. Transactions denominated in other than the functional currencies are insignificant and, therefore, foreign currency transaction gains and losses in non-functional currencies are also immaterial.

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

l) SOFTWARE COSTS

Software development costs are capitalized if they are incurred after technological feasibility has been established. Purchased software is capitalized if it has an alternative future use. Research and development costs for new products or enhancement of existing software and purchased software that do not meet these requirements are expensed as incurred. Capitalized costs are amortized under the straight-line method over the lesser of five years or the useful life of the related product. During the year ended June 30, 2003, approximately $178,500 was capitalized and is being amortized over its estimated useful life of two years. Amortization for the fiscal years of 2004 and 2003 was approximately $112,100 and $66,400, respectively, and is included in the cost of sales.

m) INVENTORY

Inventories are stated at the lower of cost or market. Substantially all inventory costs are determined using the first-in, first-out [FIFO] method. At June 30, 2004 inventory consists solely of finished goods. Inventory costs do not exceed net realizable value.

n) ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2004, the allowance for doubtful accounts was $0. (See Note 8)

o) LONG TERM INVESTMENT

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

For the fiscal years ended June 30, 2004, CBERC and Shanxxi LBERC incurred equity losses of $1,153,098 and $30,706 respectively. For the fiscal year ended June 30, 2003, CBERC did not have material operations. Shanxii LBERC was established at the end of fiscal 2002 and incurred an equity loss of $76,807 for the year ended June 30, 2003. Beginning April 5, 2004, the Company consolidates CBERC into its financial statements (see Note 3a).

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
                                                 ==============================

Depreciation charged to operations for the years ended June 30, 2004, 2003 and 2002 was $108,288, $139,772, and $357,512, respectively, of which $0, $58,377 and $248,072 was included in cost of sales for the years ended June 30, 2004, 2003 and 2002 respectively.

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

      On December 10, 2003 Beijing Tengtu Electronic Publishing Co., Ltd., ("TEP") renewed a loan with an outstanding principal balance of RMB 9 million (approximately $1,087,000) with Agriculture Bank of China. The maturity date of the loan was June 10, 2004. On June 10, 2004, TEP repaid principal of RMB 500,000 (approximately$60,400) and the loan was extended for three months with the maturity date of September 10, 2004. The annual interest rate for the loan is 6.372%. (See Note 18).

7. INCOME TAXES

      For the current year, none of the Company's operating subsidiaries will be included in its federal income tax return as these are all foreign entities and are therefore ineligible for consolidation.

      The Company has accumulated approximately $20,509,000 of net operating losses that may be used to offset future federal taxable income. The utilization of the losses expire in tax years from 2005 to 2024 as follows:

                    Amount     Year Expiring June 30,
                    ------     ----------------------

               $    29,000                       2005
               $   224,000                       2006
               $         0                       2007
               $         0                       2008
               $         0                       2009
               $20,256,000               2010 to 2023
               -----------

               $20,509,000
               ===========

Due to an ownership change in the year ended June 30, 1996, annual utilization of approximately $265,000 of the net operating losses is expected to be limited to an estimated $60,000 by current provisions of Section 382 of the Internal Revenue Code, as amended. As the Company is not liable for either current or deferred income taxes for the years ended June 30, 2004, 2003 and 2002, respectively, no provision is shown on the statement of operations. For U.S. tax purposes, the Company has recorded a deferred tax asset of approximately $6,973,000 at June 30, 2004 and $5,885,000 at June 30, 2003 and $5,274,000 at
June 30, 2002 due principally to net operating losses. A valuation allowance of an identical amount has been recorded, as the Company believes that it is more likely than not that the losses will not be utilized. The allowance has the effect of reducing the carrying value of the deferred tax asset to $0. The valuation allowance increased approximately $1,088,000 and $1,576,000 during the years ended June 30, 2004 and 2003, respectively.

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

      As previously reported in our Current Report on Form 8-K filed with the SEC on October 22, 2004, the Company believed that its approximately $19.5 million receivable due from Tengtu China was materially impaired and that approximately $800,000 of this amount will be collected. This resulted in a write-down of $18,700,000 of due from related party in the quarter ended June 30, 2004. The balance of approximately $800,000 is expected to be collected directly from customers and therefore, this amount has been reclassified to accounts receivable from due from related party.

      At June 30, 2004 and 2003, the Company had approximately $2,358,500 and $283,800 of cash in banks over insurance limits, respectively. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk. For the fiscal years ended June 30, 2004 and 2003, approximately 99% of sales were generated through the contract (and successors to the contract) contributed to TUC (see Note 3a), respectively. The customers for all sales created by the contributed contract and its successors are the schools governed by the Chinese Ministry of Education. Receivables related to these sales transactions are grouped together with due from related party at June 30, 2003. For the fiscal years ended June 30, 2004, 2003 and 2002, no customer accounted for more than 10% of total sales.

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

c) The Company is party to litigation in the normal course of business. It includes a suit brought by a Company that provided services to the Company in the development of CBERC. On August 27, 2004 a jury verdict against the Company was rendered for a total of approximately $1,273,000. Additionally, the jury found that the Company should recover nothing on any of its counterclaims. A judgement based on the verdict was issued on October 1, 2004 but has been stayed for sixty days as the Company has filed a post-trial motion to overturn the verdict. In consultation with its counsel, the Company believes it has meritorious defenses and intends to appeal if its motion is unsuccessful. No accrual for any potential loss has been made in the accompanying financial statements for any asserted or unasserted claims against the Company.

d) The Company is obligated to fund CBERC as follows: 30 million (approximately $3,624,000) within twelve months after the establishment of CBERC and RMB 20 million (approximately $2,416,000) within eighteen months after the establishment of CBERC. CBERC was established in January 2003. In January 2004, a new agreement was reached between Tengtu Untied and CBERC, pursuant to which the payment due in January, 2004 was extended by six months. The Company is currently seeking to renegotiate its relationship with the minority owner of CBERC and the payment that is due.

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

10. FOREIGN OPERATIONS

The Company operates principally in China and Canada. Following is a summary of information by area for the years ended June 30, 2004 and 2003. (000's omitted)

NET SALES TO UNAFFILIATED CUSTOMERS:                      2004             2003

China                                                    2,399            5,344
Canada                                                       0                0

                                                         2,399            5,344
Income (loss) from operations:
China                                                  (69,536)          (2,023)
Canada

Other income                                             1,238            1,258
General corporate expenses                             (70,655)          (4,001)
Net income (loss) as reported                          (73,016)          (1,862)
in the accompanying statements

Identifiable assets:                                     1,230           18,902

General corporate assets                                 4,348            4,926
Total assets as reported                                 5,578           23,827
in the accompanying balance sheet

      There were no inter-area sales in 2004 and 2003. Identifiable assets are those that are identifiable with operations in each geographical area. General corporate assets consist primarily of cash, cash equivalents, fixed assets, and prepayments. Sales are attributed to areas based on location of customers.

11. RELATED PARTY TRANSACTIONS

As explained in Note 3a, the operations of the joint venture during the years ended June 30, 2004, 2003 and 2002 were carried out by its agent and joint venture partner, Tengtu China. At June 30, 2003, TUC has a balance due from Tengtu China of approximately $18,001,600. The receivables represent funds collected or to be collected from customers of TUC by Tengtu China in its capacity as agent operating the business of TUC. This amount is net of an allowance for doubtful accounts of $727,052 at 2003 (see Note 8). The minority interest allocated to Tengtu China of $89,218 for the year ended June 30, 2003, also offsets this receivable.

During fiscal 2004, 2003, and 2002, respectively, the Company incurred consulting and related expenses of approximately $516,708, $488,877, and $865,202 from officers and directors of the Company or its subsidiaries or companies controlled by these officers and directors. $516,708, $438,042, and $356,192 were paid for the years ended June 30, 2004, 2003 and 2002,respectively.

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

On August 28, 2001, the Company notified Swartz that the agreements and warrants issued to Swartz are void and unenforceable. On September 12, 2001, the Company was served a complaint filed by Swartz in state court in Fulton County, Georgia. In October 2001, the Company made a motion to dismiss the suit. On September 30, 2002, the Company's motion to dismiss Swartz's complaint was denied. This action was settled on June 10, 2003. The Company has paid Swartz $400,000 in monthly $40,000 installments, beginning July 1, 2003. On that date, Swartz received 500,000 shares of the Company's common stock in a cashless exercise of its warrant and the investment agreement with Swartz was terminated. As security against payment of the $400,000 cash portion of the settlement, the Company has escrowed 1,770,000 of its common shares which have now been returned to the Company in August 2004. The total charged to operations for 2003 was $679,300.

13. STOCK OPTIONS AND WARRANTS

The Company has established two stock option plans for its employees, consultants and directors totaling 5,000,000 common shares. The maximum number of shares granted to any individual under the plans is 300,000.

The following table summarizes information concerning currently outstanding and exercisable stock options and warrants:

                                                                                 WEIGHTED AVERAGE
               CONTRACTUAL    OUTSTANDING AT                  EXERCISE PRICE     CONTRACTUAL LIFE
               LIFE (YEAR)     JUNE 30, 2004       %         AT JUNE 30, 2004         (YEAR)
Options            10             1,570,000      17.83%          0.218               1.78
Options             5               165,542       1.88%          0.285               0.09
Options             5               216,817       2.46%          0.670               0.12
Options            10               114,196       1.30%          0.191               0.13
Warrants            5                50,000       0.57%          0.750               0.03
Warrants            5                50,000       0.57%          1.500               0.03
Warrants            5                50,000       0.57%          3.000               0.03
Options             5               120,000       1.36%          1.350               0.07
Options             5                49,027       0.56%          0.760               0.03
Warrants            1             6,421,718      72.91%          0.750               0.73
                                  ---------
Total                             8,807,300      100.00%
                                  =========

Option and warrants reconciliation:

Opening balance as of July 01, 2003:                    16,942,868
Warrants issued during the year:                         2,500,000
Warrants exercised during the year:                     (3,387,255)
Warrants expired during the year:                       (7,248,313)
                                                        ----------
Ending balance as of June 30, 2004:                      8,807,300
                                                        ==========

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

17. ALLOWANCE FOR BAD DEBTS

                                             BALANCE -                           CHARGED TO OTHER                        BALANCE -
      FOR THE YEAR ENDED JUNE 30,            BEGINNING       CHARGED TO EXPENSE      ACCOUNTS          DEDUCTIONS          ENDING
2004                                          $     --            $18,792,503          $   --           $18,792,503       $   --
2003                                          $     --            $   --               $   --           $     --          $   --
2002                                          $200,097            $   --               $   --           $200,097          $   --

ALSO SEE NOTES 8 AND 11

18. SUBSEQUENT EVENTS

On September 14, 2004, Dr. Liu Penghui, the interim Chief Executive Officer of the Company, advanced RMB 500,000 (approximately $60,400) to the company for working capital, the advance is interest free and has no maturity date.

On September 10, 2004 Beijing Tengtu Electronic Publishing Co. Ltd., ("TEP") renewed a loan with an outstanding principal balance of RMB8.5 million (approximately 1,027,000) with the Agriculture Bank of China. TEP repaid principal of RMB350,000 (approximately $42,800) and the loan has been extended for another three months with a maturity date of December 10, 2004. The annual interest rate for the loan is 6.372%.

19. EQUITY INVESTMENT

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

                               30-Jun-04          31-Mar-04          31-Dec-03          30-Sep-03          30-Jun-03
Revenues                    $    289,008       $    354,557       $  1,329,861       $    425,843       $  1,945,640
Gross Profit                $    170,789       $    181,208       $    533,334       $    232,619       $    792,146
 Gross Profit Margin                  59%                51%                40%                55%                41%
Operating Income (Loss)     ($67,947,895)      ($   575,474)      ($   338,987)      ($   674,193)      $     57,822
  Net Income (Loss)         ($70,155,557)      ($ 1,768,995)      ($   424,815)      ($   666,350)      $     30,425
  Earnings Per Share
     Basic                  ($      0.68)      ($      0.02)      ($      0.01)      ($      0.01)      $       0.00
    Diluted                 ($      0.68)      ($      0.02)      ($      0.01)      ($      0.01)      $       0.00

                               31-Mar-03          31-Dec-02          30-Sep-02            30-Jun-02          31-Mar-02
Revenues                    $  1,913,585       $    534,187       $    638,646         $  3,959,491       $  2,993,603
Gross Profit                $  1,116,395       $    212,867       $    175,744         $  2,605,005       $  2,196,126
 Gross Profit Margin                  58%                40%                28%                  66%                72%
Operating Income (Loss)     ($   210,280)      ($   753,992)      ($ 1,104,090)        $  1,365,729       $    379,632
  Net Income (Loss)         $     62,223       ($   714,875)      ($ 1,125,648)        $    670,679       $     50,554
  Earnings Per Share
     Basic                  $       0.00       ($      0.01)      ($      0.02)        $       0.01       $       0.00
    Diluted                 $       0.00       ($      0.01)      ($      0.02)        $       0.01       $       0.00

                                   31-Dec-01          30-Sep-01          30-Jun-01         31-Mar-01
Revenues                        $  4,061,008       $  3,241,315       $  2,612,335      $  1,450,879
Gross Profit                    $  2,379,319       $  2,059,682       $  1,437,678      $    818,748
 Gross Profit Margin                      59%                64%                55%               56%
Operating Income (Loss)         $    147,465       $    576,982       $    887,078      ($   143,496)
  Net Income (Loss)             ($     7,237)      $    864,112       $  2,110,188      ($   238,776)
  Earnings Per Share
     Basic                      $       0.00      $       0.02       $       0.08*      ($      0.01)
    Diluted                     $       0.00      $       0.02       $       0.08*      ($      0.01)

21. OTHER INCOME

      Other income includes credits of $203,143, $290,274 and $1,752,309, respectively, in 2004, 2003 and 2002 for value added tax (VAT) paid in China for Tengtu United's sales.

      Other income in fiscal 2003 also includes a reversal of a prior year accrual of $210,000 deemed to no longer be an obligation of the Company. In addition, other income includes a $682,323 reversal of legal and accounting fees totaling $120,200 which were included in accounts payable in years prior to June 30, 2003 and for which the statute of limitations has expired for the entities that rendered these services to claim payment for them, a reversal of $37,885 of consultant fees overaccrued in a prior year and $36,310 in cash recovered from the sale of the assets of Iconix, our former investee.

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

                             AS FILED        RESTATEMENT
                           THREE MONTHS      THREE MONTHS
                               ENDED             ENDED
                           SEPTEMBER 30,     SEPTEMBER 30,   DIFFERENCE
                               2003              2003
                           -----------     ------------      -----------
  SALES                      1,908,456          425,843        1,482,613
  COST OF SALES                819,690          193,224          626,466
  Gross Profit               1,088,766          232,619          856,147
Collection provision            70,483           17,022           53,461
Other income                   267,142           59,576          207,566
Net Income (Loss)               (8,887)        (666,350)         657,463
Due from related party       4,099,223        3,385,792          713,431
Deferred Income Taxes           55,969                0           55,969

  Basic                          (0.00)           (0.01)           (0.01)
  Diluted                        (0.00)           (0.01)           (0.01)

                              AS FILED       RESTATEMENT
                            THREE MONTHS     THREE MONTHS
                               ENDED           ENDED
                            DECEMBER 31,     DECEMBER 31,    DIFFERENCE
                                2003            2003
                           -----------     ------------      -----------
  SALES                      2,286,516        1,329,861          956,655
  COST OF SALES              1,541,049          796,527          744,522
  Gross Profit                 745,467          533,334          212,133
Collection provision            89,839           52,732           37,107
Other income                   321,055           65,733          255,322
Net Income(Loss)              (180,474)        (424,815)         244,341
Due from related party       5,644,656        4,657,375          987,281
Deferred Income Taxes           85,478                0           85,478

  Basic                         (0.002)          (0.006)          (0.004)
  Diluted                       (0.002)          (0.006)          (0.004)

                              AS FILED     RESTATEMENT
                            THREE MONTHS   THREE MONTHS
                                ENDED          ENDED
                              MARCH 31,      MARCH 31,       DIFFERENCE
                                2004           2004
                           -----------     ------------      -----------
  SALES                      1,652,146          354,557        1,297,589
  COST OF SALES                586,540          173,349          413,191
Gross Profit                 1,065,606          181,208          884,398
Collection provision            64,315           12,802           51,513
Other income                   231,723           56,257          175,466
Equity loss in investee        (89,349)      (1,155,631)       1,066,282
Net Income(Loss)                 9,430       (1,768,995)       1,778,425
Due from related party       6,611,780        4,865,366        1,746,414
Deferred Income Taxes          132,470                0          132,470

  Basic                          0.000           (0.023)          (0.009)
  Diluted                        0.001           (0.023)          (0.010)