Form 10-Q
period 2004-09-30
TENGTU INTERNATIONAL CORP
filed 2004-12-07
CIK 847597

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

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

Yes |X|            No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 109,178,743 shares outstanding as of November 30, 2004.

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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements

                   Tengtu International Corp. and Subsidiaries
                           Consolidated Balance Sheets

                                                             (unaudited)
                                                                As of            As of
                                ASSETS                       September 30       June 30
CURRENT ASSETS                                                   2004             2004
                                                             -----------      -----------
  Cash and cash equivalents                                    1,507,503        2,358,536
  Accounts receivables, net                                    1,009,440        1,033,658
  Prepaid expenses                                               214,345           74,778
  Inventories                                                    343,870          511,119
  Other receivables                                              511,239          173,150
                                                             -----------      -----------
   Total Current Assets                                        3,586,397        4,151,240
                                                             -----------      -----------

PROPERTY AND EQUIPMENT, net                                      180,669          197,253
                                                             -----------      -----------

OTHER ASSETS
  Long-term Investment                                         1,194,111        1,229,660
                                                               1,194,111        1,229,660
                                                             -----------      -----------
TOTAL ASSETS                                                   4,961,177        5,578,153
                                                             ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable                                               783,518          619,937
  Accrued expenses                                             3,581,963        3,292,601
  Prepaid revenue from customers                                 510,976          482,404
  Due to related party consultants                             1,207,714        1,207,714
  Short-term loans                                             2,051,279        1,973,159
  Other liabilities                                              299,561          398,033
                                                             -----------      -----------
   Total Current Liabilities                                   8,435,011        7,973,847
                                                             -----------      -----------

Minority interest                                                 12,627           77,742

COMMITMENTS [Note 9]

                         STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $.01 per share; authorized
   10,000,000 shares; issued -0- shares                                0                0
  Common stock, par value $.01 per share; authorized
   150,000,000 shares; issued 109,057,213 shares
   (2004-110,706,914); outstanding 108,978,793 shares
   (2004-110,628,494)                                          1,089,788        1,106,285
  Additional paid in capital                                  85,194,983       85,178,486
  Accumulated deficit                                        (89,790,588)     (88,777,563)
  Accumulated other comprehensive income (loss):
   Cumulative translation adjustment                              20,140           20,140
                                                             -----------      -----------
                                                              (3,485,677)      (2,472,652)
Less: Treasury stock, at cost, 78,420 common shares                 (784)            (784)
                                                             -----------      -----------
     Total Stockholders' Equity                               (3,486,461)      (2,473,436)
                                                             -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     4,961,177        5,578,153
                                                             ===========      ===========

          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                          Tengtu International Corp. and Subsidiaries
                             Consolidated Statements of Operations

                                                (unaudited)         (unaudited)
                                                Three Months       Three Months
                                                   Ended              Ended
                                                September 30,      September 30,
                                                   2004                2003
                                                                    (Restated)
                                               -------------      -------------
SALES                                          $     200,351      $     425,843

COST OF SALES                                  $      47,159      $     193,224
                                               -------------      -------------
                                                     153,192            232,619
                                               -------------      -------------
OPERATING EXPENSES
  Research and development                           164,004                 --
  General and administrative                         549,974            475,275
  Related party consultants                          164,030             84,321
  Collection provision                                 3,823             17,022
  Advertising                                             --                 --
  Selling                                            248,932            322,899
  Depreciation                                        16,584              7,296
                                               -------------      -------------
                                                   1,147,347            906,812
                                               -------------      -------------
  Operating Loss                                    (994,155)          (674,193)

OTHER INCOME (EXPENSE)
  Equity earnings (loss) in investee                 (35,549)           (22,991)
  Interest income                                     19,130                370
  Interest expense                                   (94,718)           (35,731)
  Other income                                        27,151             59,576
  Other expense                                           --              6,619
                                               -------------      -------------
                                                     (83,986)             7,843
                                               -------------      -------------
Income (Loss) before minority interests
                                                  (1,078,141)          (666,350)
Minority interest in subsidiaries'-Income
(Loss)                                               (65,116)
                                               -------------      -------------
Net Loss                                       $  (1,013,025)     $    (666,350)
                                               =============      =============

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                            102,792,110         70,230,120
Common stock equivalents
                                               -------------      -------------
Diluted                                          102,792,110         70,230,120
                                               =============      =============

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                                  (0.01)             (0.01)
Diluted                                                (0.01)             (0.01)

          The accompanying notes are an integral part of the unaudited consolidated Financial statements.

                   Tengtu International Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                       (unaudited)      (unaudited)
                                                       Three Months     Three Months
                                                           Ended           Ended
                                                       September 30,    September 30,
                                                           2004            2003
                                                       ------------     ------------
                                                                         (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                               $(1,013,025)     $  (666,350)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
 Depreciation and amortization                              16,584            7,339
Collection provision                                         3,823
 Loss on investment at equity                               35,549           22,991
 Minority interest                                         (65,115)
 Noncash interest expense - convertible debenture           60,000           23,689
 Changes in operating assets and liabilities:
 Accounts receivable                                        20,395
 Due from related party                                         --          207,815
 Prepaid expenses                                         (139,567)          22,905
 Inventories                                               167,248               --
 Other receivables                                        (338,089)          85,859
 Accounts payable                                          163,582           38,157
 Accrued expenses                                          289,362              131
 Prepaid revenue from customers                             28,572               --
 Other liabilities                                         (98,472)           2,569
                                                       -----------      -----------
 Net Cash Used by Operating Activities                    (869,153)        (254,895)
                                                       -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from short-term loans                             60,400          116,741
 Cash paid on short-term loans                             (42,280)
 Cash received for shares and options issued                                 18,750
                                                       -----------      -----------
Net Cash Provided by Financing Activities                   18,120          135,491
                                                       -----------      -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                         --            3,255
                                                       -----------      -----------
DECREASE IN CASH AND CASH EQUIVALENTS                     (851,033)        (116,149)
                                                       -----------      -----------
CASH AND CASH EQUIVALENTS, beginning of the period       2,358,536          283,802
CASH AND CASH EQUIVALENTS, end of the period           $ 1,507,503      $   167,653
                                                       ===========      ===========

Supplemental disclosures of cash flows information and noncash investing and financing activities:

For the three months ended September 30, 2004, the Company paid cash for interest expenses of $34,718 (September 30, 2003-$26,945) and $0 for income taxes (September 30,2003-$0).

During the three months ended September 30, 2004, the following noncash financing transactions occurred:

1. 1,838,679 common shares that had been issued as security against a liability of the Company and held in escrow were released from escrow and cancelled.

2. 188,978 common shares were issued upon a cashless exercise of options.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                      NOTES

                              BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to fairly present the interim financial information have been included. Results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. For further information, please refer to the consolidated financial statements and notes thereto included in Tengtu International Corp. and Subsidiary's annual report on Form 10-K for the fiscal year ended June 30,2004.

1. The Company

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

2. SHORT-TERM DEBT

      In December 1999, the Company issued a $1,500,000 convertible debenture to Top Eagle Holdings, Ltd. ("Top Eagle"), which was due on December 15, 2003. On that date, the Company entered into an agreement with Top Eagle pursuant to which it paid Top Eagle $300,000 and issued to Top Eagle a new convertible debenture in the principal amount of $1.2 million, due December 15, 2004, in exchange for the outstanding convertible debenture in the principal amount of $1.5 million. The Company made another principal payment of $200,000 on June 1, 2004 and reduced the principal amount to $1 million. Interest on both debentures is equal to the best lending rate of The Hong Kong and Shanghai Banking Corporation plus two percent (approximately 7% at September 30, 2004). The total interest expense for the quarter ended September 30, 2004 was $77,888 (September 30, 2003-$50,522), which includes amortization of the discount on the convertible debenture of $60,000 (September 30, 2003-$23,689).

      On September 10, 2004 Beijing Tengtu Electronic Publishing Co., Ltd., ("TEP") renewed a loan with an outstanding principal balance of RMB 8.5 million (approximately $1,027,000) with Agriculture Bank of China. TEP repaid principal of RMB350,000(approximately $42,800) and the loan has been extended for other three months with the maturity date of December 10, 2004. The annual interest rate for the loan is 6.372%.

      On September 14, 2004, Dr. Liu Penghui, the Company's interim CEO, advanced RMB 500,000 (approximately $60,400) to the Company for general operating and administrative expenses.

3. Related Party Transactions

      During the quarter ended September 30, 2004, the Company incurred consulting expenses of $164,030 from officers and directors of the Company. Consulting expenses for September 30, 2003 were $84,321.

4. Taxes

      None of the Company's subsidiaries is eligible to be consolidated into the Company's U.S income tax return, therefore, separate income tax provisions are calculated for the Company and each of its subsidiaries. For U.S. income tax purposes, the Company has recorded a deferred tax asset due to net operating loss carry forwards. The asset has been offset by a full valuation allowance, as the Company believes it is more likely than not that the losses will not be utilized.

      TUC has an income tax "holiday" for its first profitable and four subsequent years as computed on a Chinese Tax basis, which is a hybridized cash basis of accounting. This holiday reduces income taxes by 100% for years one and two, and by 50% for years three through five.

5. Commitments and Contingencies

      The Company is obligated to fund CBERC as follows: 30 million (approximately $3,624,000) within twelve months after the establishment of CBERC and RMB 20 million (approximately $2,416,000) within eighteen months after the establishment of CBERC. CBERC was established in January 2003. In January 2004, a new agreement was reached between Tengtu Untied and CBERC, pursuant to which the payment due in January, 2004 was extended by six months. The Company is currently seeking to renegotiate its relationship with the minority of CBERC and the payment that is due.

Because the Tengtu China Group still conducts some of the business of Tengtu United, Tengtu United has determined that it was necessary for it to guarantee repayment of certain outstanding loans to the Tengtu China Group. The guarantees currently outstanding, and their amounts, in Chinese renminbi, are set forth below:

         Bank                                        Loan Amount
         ----                                        -----------
         Hua Xia Bank                                RMB 16 million
                                                     ($1,931,970)

         Agricultural Bank of China                  RMB 14.1 million
                                                     ($1,702,548)

      As the result of the loan guarantees TUC provided, the Company accrued $3.15 million as a liability for the loans as of June 30, 2004, which is still outstanding at September 30, 2004.

      Also, the Estate of Fan Qi Zhang, which controlled the Tengtu China Group companies, has given authorization to Tengtu United to use the 15 million shares bequeathed by Mr. Zhang to pledge to the banks holding guarantees from Tengtu United in substitution for the Tengtu United guarantees. Discussions with these banks are currently ongoing.

      The Company has contracted with Agriculture Bank of China ("ABC") to have ABC provide financing to eligible customers of the Company. ABC will provide up to 80% of the contracted selling price of the Company to the customer. The Company provides a guaranty to the bank for any financing provided. As of September 30, 2004, ABC has not extended any financing to the Company's customers.

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

                          RECENT BUSINESS DEVELOPMENTS

RESTRUCTURING

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

Liquidity and Capital Resources for the Three Months Ended September 30, 2004 and 2003

Three Months Ended September 30, 2004

      For the three months ended September, 2004, net cash used by operating activities totalled $869,153. The net loss for the three months was $1,013,025. Other cash changes in operating activities include non-cash charges for depreciation and amortization of $16,584, equity loss on investment of $35,549, a collection provision of $3,823, non-cash interest expense of $60,000 related to the convertible debenture, and the loss of a subsidiary allocated to the minority interest of $65,115.

      Cash was increased as a result of the decrease of $20,395 in accounts receivable, and $167,248 of inventories. The increase in prepaid expenses of $139,567, $338,089 of other receivables, and a decrease of $98,472 in other liabilities resulted in a negative change to operating cash flow. Cash was increased as a result of the increase of accounts payable of $163,582, accrued expenses of $289,362, and prepaid revenue from customers of $28,572.

      We did not make any investments during the quarter ended September 30, 2004.

      Net cash flow from financing activities was $18,120, which includes proceeds from a short term loan of $60,400 and $42,800 of cash payment for an outstanding loan.

CONTRACTUAL OBLIGATIONS

      The following summarizes the Company's contractual obligations at September 30, 2004.

                                                                  Payment Due by Period
Contractual Obligation             Total       Less than 1 Year   1-3 Years    4-5 Years    After 5 Years
----------------------             -----       ----------------   ---------    ---------    -------------
Short-term loans                 $2,051,279     $2,051,279(1)
Total Contractual Obligation     $2,051,279     $2,051,279(1)

Notes:

(1) The short-term loan includes (a) a $1,000,000 convertible debenture less discount owed to Top Eagle Holdings, Ltd. ("Top Eagle"); (b) a short-term loan of $984,520 owed by Beijing Tengtu Electronic Publishing Co., Ltd., ("TEP") to Agricultural Bank of China; (c) a short term loan of $65,942 owed to Orion Capital Incorporated; and (d) a $60,400 loan owed to Dr. Liu, the interim CEO. The loan from Top Eagle is due December 15, 2004. We are in discussions with Top Eagle concerning the refinancing of all or a portion of such loan.

      In addition to the foregoing, we are committed to fund CBERC as follows:
RMB 30 million (approximately $3,624,000) within twelve months after the establishment of CBERC and RMB 20 million (approximately $2,416,000) within eighteen months after the establishment of CBERC. CBERC was established in January 2003. In January 2004, an agreement was reached between Tengtu United and CBERC, pursuant to which the payment due in January, 2004 was extended by six months. Originally, our relationship with CBERC contemplated the creation of a fully user supported internet-based portal which could also be used for commercial purposes. The PRC Government, has, however, decided not to pursue such a portal, and instead focuses on providing satellite based resources and content and hard disk drives pre-loaded with resources and content. Therefore, while we are currently committed to fund CBERC with approximately RMB 30 million, we believe that we will be able to renegotiate our CBERC relationship to continue our cooperation with respect to content and resources, with a lower capital contribution. However, there can be no assurance that the PRC government will cooperate in such renegotiations, and, even if they do, that sufficient capital will be available to contribute to CBERC to fulfill our obligations. The loss of our interest in CBERC would materially and adversely affect our business and operations.

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

OPERATING RESULTS FOR THE THREE MONTHS ENDED September 30, 2004 AND 2003

Revenues and Gross Margin

      Tengtu United sales for the three months ended September 30, 2004 and 2004 were $200,351, and $425,843 respectively. Please refer to the chart below for more information about revenues and gross margin for the quarter.

                              -------------------------------------------------
                                 September 30, 2004         September 30, 2003
                              -------------------------------------------------
         Product               Revenues           GM %    Revenues           GM%
-------------------------------------------------------------------------------
Software products              $196,238           75%     $346,934           58%
-------------------------------------------------------------------------------
Satellite Equipment                                       $ 78,607          -8%
-------------------------------------------------------------------------------
Other Products and Services    $  4,113          100%
-------------------------------------------------------------------------------
Total:                         $200,351           76%     $425,541           55%
-------------------------------------------------------------------------------

Revenues for the three months ended September 30, 2004 include sales of both TUC and CBERC

GM % means the gross margin percentage in the table above.

Research and development

                    September 30, 2004        September 30, 2003
                    ------------------        ------------------
                        $164,004                       --

      For the three months ended September 30, 2004, $164,004 research and development expenses were incurred for CBERC. We recorded no research and development expenses for the same period of 2003.

General and Administrative Expenses

                    September 30, 2004        September 30, 2003
                    ------------------        ------------------
                         $549,974                 $475,275

      For the three months ended September 30, 2004, general and administrative expenses were $549,974. The general and administrative expenses incurred by Tengtu United amounted to $206,392. The major components of the remaining balance were legal and professional fees of $206,779, accounting fees of $27,118, and $57,210 of business travel expenses. The increase was primarily due to legal fees and business travel expenses.

Related Party Consultants

                    September 30, 2004        September 30, 2003
                    ------------------        ------------------
                         $164,030                  $84,321

      Related party consultants' expense relates to staff that manages technical developments and financing activities in North America and China. The higher expense in the quarter was due to hiring 3 consultants for the financing and restructuring related activities in North America and China.

Collection Provision

                    September 30, 2004        September 30, 2003
                    ------------------        ------------------
                         $3,823                    $17,022

      The expense represents an estimate of potential uncollectible accounts associated with sales by Tengtu United. The lower amount in 2004 was primarily due to the lower sales in 2004.

Selling Expense

                    September 30, 2004        September 30, 2003
                    ------------------        ------------------
                         $248,932                 $322,899

      The majority of selling expenses relates to staff salary and travel expenses in the marketing department in Tengtu China. The lower amount in 2004 was primarily due to the lower sales.

Depreciation and Amortization

                    September 30, 2004        September 30, 2003
                    ------------------        ------------------
                         $16,584                   $7,296

      As Tengtu China manages the joint venture in China, we have not made any significant purchases of equipment in the past few years.

Equity Losses in Investee

                    September 30, 2004        September 30, 2003
                    ------------------        ------------------
                        $35,549                    $22,991

      The equity losses in investee relate to our investment in the Shaanxi LBERC joint venture.

Interest Expense

                    September 30, 2004        September 30, 2003
                    ------------------        ------------------
                          $94,718                   $35,731

      For the three months ended September 30, 2004, interest expense was the interest on the Top Eagle loan of $78,082 and $16,636 for the TEP short term loan in China. Interest in 2003 was incurred on the Top Eagle loan, and this was offset by a reversal of an overaccrual of interest in the year ended June 30, 2003 of approximately $15,500.

Other Income

                    September 30, 2004        September 30, 2003
                    ------------------        ------------------
                         $27,151                    $59,576

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

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are described in our Form 10K/A filed for the fiscal year ended June 30, 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We operate through subsidiaries located in Beijing, China and the administrative offices are located in Toronto, Canada. We grant credit to its customers principally in China.

      We perform certain credit evaluation procedures and do not require collateral. We believe that credit risk is limited because we routinely assess the financial strength of our customers, and based upon factors surrounding the credit risk of our customers, establish an allowance for uncollectible accounts and, as a consequence, believe that our accounts receivable credit risk exposure beyond such allowances is limited.

      We established an allowance for doubtful accounts of $3,823 at September 30, 2004.

      At September 30, 2004, we had $1,507,503 of cash in banks uninsured.

      We do not require collateral or other securities to support financial instruments that are subject to credit risk.

      For the three months ended September 30, 2004, approximately 99% of sales were generated through Tengtu United. For the three months ended September 30, 2004 and 2003, no customer accounted for more than 10% of total sales.

MARKET RISK SENSITIVE INSTRUMENTS

FINANCIAL INSTRUMENT                           CARRYING VALUE         FAIR VALUE
                                               --------------         ----------
Instruments entered into for trading purposes

NONE

Instruments entered into for other than
trading purposes

Cash and Cash equivalents
     United States                               $       --           $       --
     Foreign                                      1,507,503            1,507,503
                                                 ----------           ----------
             Total                               $1,507,503           $1,507,503
                                                 ==========           ==========

Accounts payable
     United States                               $  116,467           $  116,467
     Foreign                                        667,052              667,052
                                                 ----------           ----------
             Total                               $  783,519           $  783,519
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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      As previously reported in our public filings, the Company was engaged in litigation with VIP Tone, Inc. ("VIP") in the Superior Court of California for the County of Alameda. On August 27, 2004 a verdict adverse to the Company was rendered. A judgment based on the verdict was issued on October 1, 2004, but execution of the judgment was stayed for 60 days to accommodate the Company's post-trial motions to reduce the judgment.

      It was found that the Company had breached a contract it had entered into with VIP in November 2001 under which VIP was to provide services to the Company in connection with the Company's development of the Central Broadband Education Resources Center the Company has been developing with a division of the Ministry of Education of the People's Republic of China. The jury also found that the Company misrepresented certain facts and induced VIP to enter into the contract. The Company had counterclaimed against VIP, alleging that VIP had breached the contract and had misrepresented certain facts to the Company.

      The amount of the judgment entered against the Company was $1,272,878. It was also determined that the Company recover nothing on any of the Company's counterclaims.

      On November 29, 2004, the California court granted the Company's motion for a new trial, subject to the condition that if VIP will consent to a reduction of the judgment from $1,272,878 to $419,190, a new judgment in that amount will be entered and VIP will not be compelled to re-try the entire case. VIP has until the fifteenth day after the formal filing of the November 29 ruling to opt for the entry of the $419,190 judgment.

      In the event that VIP will opt for the $419,190 judgment, the Company may appeal from that judgment. The Company believes that there are strong grounds for such an appeal.

Item 3. Defaults Upon Senior Securities

      We defaulted on our quarterly interest payment to Top Eagle Holdings Limited on a $1,500,000 Floating Convertible Debenture which was due on December 15, 2001. Pursuant to the terms of the Debenture interest accrued on the unpaid interest at the same rate as other sums under the Debenture plus an additional 5%. The necessary payment was made in May, 2002. The loan was subsequently refinanced with Top Eagle.

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

      As previously disclosed by the Company, at the time of the closing of the Restructuring, the Tengtu Group Companies had approximately $8.37 million in bank debts and loans. The Company is currently in the process of resolving and rescheduling these bank debts and loans as set forth below:

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

      These bank debts and loans are set out as follows as well as are guarantees entered into on behalf of Tengtu United:

      Because the Tengtu China Group still conducts some of the business of Tengtu United, Tengtu United has determined that it was necessary for it to guarantee repayment of certain outstanding loans to the Tengtu China Group. The guarantees currently outstanding, and their amounts, in Chinese renminbi, are set forth below (as of October 12, 2004, $1.00 was equal to 8.28170 renminbi):

         Bank                                        Loan Amount
         ----                                        -----------
         Hua Xia Bank                                RMB 16 million
                                                     ($1,931,970)

         Agricultural Bank of China                  RMB 14.3 million
                                                     ($1,727,440)

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

Item 6.  Exhibits
-------  ---------

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

11.1 Statement re: Computation of Per Share Earnings for the Three Months Ended September 30, 2004 and 2003;

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

                                        TENGTU INTERNATIONAL CORP.
                                        ----------------------------------------
                                        (Registrant)

Date: December 6, 2004                               John Watt
      ----------------                  ----------------------------------------
                                                        (Name)

                                                   /s/ John Watt
                                        ----------------------------------------
                                                     (Signature)

                                                     President
                                        ----------------------------------------
                                                       (Title)

Date: December 6, 2004                                 Judy Ye
      ----------------                  ----------------------------------------
                                                       (Name)

                                                     /s/ Judy Ye
                                        ----------------------------------------
                                                     (Signature)

                                                Chief Financial Officer
                                        ----------------------------------------
                                                        (Title)