Form 10-Q/A
period 2003-12-31
TENGTU INTERNATIONAL CORP
filed 2004-12-08
CIK 847597

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

Commission File Number 000-29957


                           TENGTU INTERNATIONAL CORP.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    77-0407366
 -----------------------------------            ----------------------------
   (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                 Identification Number)


           236 Avenue Road, Toronto, Ontario Canada      M5R 2J4
           ----------------------------------------     ----------
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

Yes    X            No
     ------              ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.

Yes                 No    X
     ------             -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 77,453,739 shares outstanding as of February 13, 2004.

                                EXPLANATORY NOTE

         The Company is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended December 31, 2003 that was originally filed on February 17, 2004 (the "Original 10-Q"), to reflect the restatement of our consolidated financial statements (the "Restatement"). The Restatement reflects adjustments to revenue, related costs of products sold, selling expenses, collection provision, other income, net loss and loss per share for the three and six months ended December 31, 2003 as well as due from related party, deferred tax payable, accumulated deficit and stockholders' equity as of December 31, 2003. A discussion of this Restatement and a summary of the effects of the Restatement are presented in
Note 1 to the Consolidated Financial Statements.

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

         Our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2003 and March 31, 2004 have also been affected by the matters discussed in this restatement and contemporaneously herewith we are filing an Amendment No.1 to each of our Quarterly Reports for the quarters ended September 30, 2003 and March 31, 2004, respectively. Therefore, financial information that has been filed for those periods or otherwise reported for these periods should no longer be relied upon and is superseded by the filed amendments.


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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                        AS OF              AS OF
                                                                     DECEMBER 31,         JUNE 30,
                                                                        2003               2003
                                                                     ------------      ------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                          $    927,456      $    283,802
  Due from related party                                                4,657,375         3,593,607
  Prepaid expenses                                                        766,795           811,269
  Other receivables                                                        78,733           154,011
                                                                     ------------      ------------
    Total Current Assets                                                6,430,359         4,842,689
                                                                     ------------      ------------

                                                                     ------------      ------------
PROPERTY AND EQUIPMENT, net                                                64,954            82,688
                                                                     ------------      ------------

OTHER ASSETS
    Due from related party                                             14,497,209        14,497,209
  Notes receivable                                                         11,881            11,881
  Long-term investment                                                  3,774,908         4,392,793
                                                                     ------------      ------------
    Total Other Assets                                                 18,283,998        18,901,883
                                                                     ------------      ------------

                                                                     ------------      ------------
TOTAL ASSETS                                                         $ 24,779,311      $ 23,827,260
                                                                     ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Accounts payable                                                   $    322,380      $    752,647
  Accrued expenses                                                          1,016             1,446
  Due to related party consultants                                      1,207,714         1,207,714
  Short-term loan less discount                                           964,242         1,454,404

  Other liabilities                                                       644,089           650,310
                                                                     ------------      ------------
    Total Current Liabilities                                           3,139,442         4,066,520
                                                                     ------------      ------------

COMMITMENTS

STOCKHOLDERS' EQUITY

  Preferred stock, par value $.01 per share; authorized                        --                --
    10,000,000 shares; issued -0- shares
  Common stock par value $.01 per share; authorized
    100,000,000 shares; issued 77,532,159 shares (June 30, 2003-
66,736,223); outstanding 77,453,739(June 30,2003-66,657,803)              774,537           666,578
  Additional paid in capital                                           37,732,368        34,872,453
  Accumulated deficit                                                 (16,853,010)      (15,761,845)
    Cumulative translation adjustment                                     (13,242)          (15,662)
                                                                     ------------      ------------
                                                                       21,640,652        19,761,524
Less: Treasury stock, at cost, 78,420 common shares                          (784)             (784)
                                                                     ------------      ------------

      Total Stockholders' Equity                                       21,639,868        19,760,740
                                                                     ------------      ------------

                                                                     ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 24,779,311      $ 23,827,260
                                                                     ============      ============


The accompanying notes are an integral part of the unaudited consolidated financial statements.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                (UNAUDITED)       (UNAUDITED)
                                                SIX MONTHS        SIX MONTHS
                                                   ENDED             ENDED
                                                DECEMBER 31,      DECEMBER 31,
                                                   2003              2002
                                                ------------      ------------
SALES                                           $  1,755,704      $  1,172,833
COST OF SALES                                        989,750           784,221
                                                ------------      ------------
                                                     765,954           388,612
                                                ------------      ------------
OPERATING EXPENSES
  Research and development                                --             2,968
  General and administrative                         957,482         1,179,024
  Related party consultants                          188,549           203,271
  Collection provision                                69,754            22,001
  Selling                                            535,914           808,267
  Depreciation                                        27,435            31,162
                                                ------------      ------------
                                                   1,779,134         2,246,693
                                                ------------      ------------

  Operating Loss                                  (1,013,180)       (1,858,081)

OTHER INCOME (EXPENSE)
  Equity earnings (loss) in investee                 (13,885)          (16,478)
  Interest income                                        484           125,909
  Interest expense                                  (196,511)         (267,304)
  Other income                                       131,928           175,434
                                                ------------      ------------
                                                     (77,985)           17,561
                                                ------------      ------------
Income before  minority interest                  (1,091,165)       (1,840,520)

Minority interest in subsidiarys'-Income (Loss)                             --
                                                ------------      ------------
Net Loss                                        $ (1,091,165)     $ (1,840,520)
                                                ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                             72,218,330        51,478,634
Common stock equivalents
                                                ------------      ------------
Diluted                                           72,218,330        51,478,634
                                                ============      ============
EARNINGS (LOSS) PER COMMON SHARE:
Basic                                                  (0.02)            (0.04)
Diluted                                                (0.02)            (0.04)


The accompanying notes are an integral part of the unaudited consolidated financial statements.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  (UNAUDITED)       (UNAUDITED)
                                                 THREE MONTHS      THREE MONTHS
                                                     ENDED             ENDED
                                                 DECEMBER 31,      DECEMBER 31,
                                                     2003              2002
                                                 ------------      ------------
SALES                                            $  1,329,861      $    534,187
COST OF SALES                                         796,527           321,319
                                                 ------------      ------------
                                                      533,334           212,868
                                                 ------------      ------------
OPERATING EXPENSES
  General and administrative                          482,207           432,877
  Related party consultants                           104,228           100,993
  Collection provision                                 52,732             3,898
  Selling                                             213,015           410,396
  Depreciation                                         20,139            18,696
                                                 ------------      ------------
                                                      872,321           966,860
                                                 ------------      ------------

  Operating Loss                                     (338,987)         (753,992)

OTHER INCOME (EXPENSE)
  Equity earnings (loss) in investee                    9,106             2,367
  Interest income                                         113            62,964
  Interest expense                                   (160,780)         (122,731)
  Other income                                         65,733            96,517
                                                 ------------      ------------
                                                      (85,828)           39,117
                                                 ------------      ------------
Income before  minority interest
                                                     (424,815)         (714,875)

Minority interest in subsidiarys'-Income (Loss)                              --
                                                 ------------      ------------
Net Loss                                         $   (424,815)     $   (714,875)
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                              73,769,282        52,253,857
Common stock equivalents
                                                 ------------      ------------
Diluted                                            73,769,282        52,253,857
                                                 ============      ============
EARNINGS (LOSS) PER COMMON SHARE:
Basic                                                   (0.01)            (0.01)
Diluted                                                 (0.01)            (0.01)


The accompanying notes are an integral part of the unaudited consolidated financial statements.

                   TENGTU INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            (UNAUDITED)     (UNAUDITED)
                                                            SIX MONTHS      SIX MONTHS
                                                               ENDED           ENDED
                                                            DECEMBER 31,    DECEMBER 31,
                                                               2003            2002
                                                           -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss:                                                  ($1,091,165)     ($1,840,520)
Adjustments to reconcile net loss to net cash:

 Depreciation and amortization                                  27,435           72,477
 Changes on investment at equity                                13,885           16,478
 Noncash compensation expense on shares issued for services                      50,835
 Noncash interest expense - convertible debenture              152,013           46,301
Changes in operating assets:                                    (9,701)           2,662
 Due from related party                                       (459,768)        (121,962)
 Prepaid expenses                                               44,474           27,298
 Other receivables                                              75,280          (13,002)
 Accounts payable                                             (430,267)        (142,049)
 Accrued expenses                                                 (430)          44,617
 Due to related party consultants                                                (6,430)

 Other liabilities                                              (6,221)         (11,015)
                                                           -----------      -----------
 Net Cash Used by Operating Activities                      (1,684,465)      (1,874,310)
                                                           -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from short-term loans                                603,825          723,304
 Cash paid on short-term loans                                (300,000)      (1,749,200)
 Cash received for shares and options issued                 2,021,874        2,115,770
                                                           -----------      -----------
Net Cash Provided by Financing Activities                    2,325,699        1,089,874
                                                           -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          2,420              290
                                                           -----------      -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               643,654         (784,146)
                                                           -----------      -----------

CASH AND CASH EQUIVALENTS, beginning of the period             283,802          914,838

CASH AND CASH EQUIVALENTS, end of the period               $   927,456      $   130,692
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

During the six months ended December 31, 2003, Orion Capital Inc. ("Orion"), a significant shareholder of the Company, which is owned beneficially by the Chairman of the Company's Board of Directors, advanced $603,825 to the Company for the general operating and administrative expenses. On December 16, 2003, Orion converted $600,000 of the short-term loan into the Company's common stock at $0.50 per share.

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

The review has uncovered overstatements of revenue for the quarter ended December 31, 2003. The Company believes that the overstatements were due to the failure by Tengtu China, the Company's former joint venture partner in Tengtu United, to maintain adequate financial controls and systems, and to follow generally accepted accounting principles. The Company has determined that the following changes needed to be made in the Company's financial statements as of December 31, 2003 and for the six months then ended: the Company's revenues have been reduced from $4,194,973 to $1,755,704; gross profit has been reduced from $1,834,234 to $765,954; the collection provision of $160,323 has been reduced to $69,754 since it is calculated as a percentage of sales; and other income (which is VAT recovery and relates to revenues recognized) has been reduced from $594,815 to $131,928. The Company had originally reported a net loss of $189,362 which after restatement is reported as a net loss of $1,091,165. In addition, the current portion of receivables due from related party decreased from $5,644,656 to $4,657,375, and deferred tax payable decreased from $85,478 to zero at December 31, 2003.

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

3. Due from Related Party

         The Company has engaged Tengtu China, as its agent, to conduct all of Tengtu United's business. As agent, Tengtu China administers the daily operations of Tengtu United: paying operating expenses, collecting receivables and remitting net operating profits to the Company. The Company has recorded the following amount as due from Tengtu China at December 31, 2003:

Current Assets

   Balance at June 30, 2003                           $  3,593,607

   Money returned by Shandong LBERC
   retained in Tengtu China:                               604,000

Funds Advanced to Tengtu China                             500,000
  Loss  from operations                                    (40,232)
                                                      ------------
   Due from Related Party                             $  4,657,375
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

         The totals of both current and long-term due from related party are net of a reserve for collection of $796,806.

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

 6. Related Party Transactions

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

         On December 10, 2003 Tengtu United guaranteed the repayment of a loan with an outstanding principal balance of RMB 9 million (approximately $1,087,000) from ABC to Beijing Tengtu Electronic Publishing Co., Ltd., an affiliate of Tengtu China. The guarantee was given in connection with the extension of the maturity date of the loan from December 10, 2003 to June 10, 2004.

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

10. Presentation

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

LIQUIDITY AND CAPITAL RESOURCES FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

Six Months Ended December 31, 2003

         For the six months ended December 31, 2003, net cash used by operating activities totalled $1,684,465. The net loss for the six months was $1,091,165. Other cash changes by operating activities include non-cash changes for depreciation of $27,435, impaired assets write off $9,701, equity changes on investment of $13,885, and non-cash interest expense of $152,013 related to the convertible debenture.

         Cash decreased as a result of the increase of $459,768 in due from Tengtu China which represents 57%, of the loss in Tengtu United for the six months ended December 31, 2003, and $500,000 cash advance to Tengtu China.. The Company used cash received from a private placement to pay down $430,267 of its accounts payable. Cash reduced by the decrease in accrued expenses of $430 and other liabilities of $6,221. The decrease in prepaid expenses of $44,474 and $75,280 of other receivable resulted in a favorable change to operating cash flow.

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

         On December 10, 2003 Tengtu United guaranteed the repayment of a loan with an outstanding principal balance of RMB 9 million (approximately $1,087,000) from ABC to Beijing Tengtu Electronic Publishing Co., Ltd. ("TEP"), an affiliate of our joint venture partner, Tengtu China. The guarantee was given in connection with the extension of the maturity date of the loan from December 10, 2003 to June 10, 2004.

         In January, 2004 Tengtu China, defaulted on the repayment of a loan with a principal balance of approximately RMB 17 million (approximately $2,054,000) with the Hua Xia Bank of China, Chaoyang Branch. The bank agreed to extend the term for repayment of the loan for six months in exchange for a payment of RMB 1 million (approximately $121,000) which was loaned to Tengtu China by the Company, and a guarantee of the loan from Tengtu United. Tengtu United provided the necessary guarantee. The loan guarantee was made for the following reasons: the monies borrowed by Tengtu China had been used for Tengtu United operations, Tengtu China's operations consist solely of acting as agent in conducting Tengtu United's operations and a lawsuit by the bank might result in Tengtu China's accounts being frozen up to the amount of the loan, thereby impairing Tengtu China's ability to effectively act as Tengtu United's agent.

         The guarantee of the loan to Tengtu China was made for the following reasons: the monies borrowed by Tengtu China had been used for Tengtu United operations, Tengtu China's operations consist solely of acting as agent in conducting Tengtu United's operations and a lawsuit by the bank might result in Tengtu China's accounts being frozen up to the amount of the loan, thereby impairing Tengtu China's ability to effectively act as Tengtu United's agent. The guaranty of the loan to TEP was made to support the operations of TEP, which conducts certain of Tengtu United's operations.

         We are planning to raise additional funds to meet the cash requirements for CBERC project and the needs of our operations for the next 12 months. There can be no assurance that such financing will be available, or if available, that it will be on acceptable terms.

OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

Revenues and Gross Margin

         Tengtu United sales for the six months ended December 31, 2003 and 2002 were $1,755,704 and $1,172,833 respectively. Please refer to the chart below for more information about revenues and gross margin for the six months ended December 31, 2003.

                                    December 31, 2003            December 31, 2002
                                -----------------------      ------------------------
          Product                Revenues        GM%          Revenues         GM%
          -------               ----------   ----------      ----------    ----------
Software products               $  769,173          70%      $  107,300           41%
                                ----------   ----------      ----------    ----------
Satellite Equipment             $  986,230          23%      $  634,555           26%
                                ----------   ----------      ----------    ----------
Other Products and Services     $      302                   $  430,978           51%
                                ----------   ----------      ----------    ----------
Total:                          $1,755,704          44%      $1,172,833           36%
                                ----------   ----------      ----------    ----------

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

Collection Provision
--------------------

                 December 31, 2003          December 31, 2002
                 -----------------          -----------------
                       $69,754                    $22,001

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

         The majority of selling expenses relate to staff salary and travel expenses in the marketing department in Tengtu China. The expense was $272,353 lower than the same period of last year. The cost saving is due to the closing of several branch offices of Tengtu China.

Interest Income
---------------------

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

Other Income
------------

                 December 31, 2003          December 31, 2002
                 -----------------          -----------------
                      $131,928                   $175,434

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

OPERATING RESULTS FOR THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

Revenues and Gross Margin

         Tengtu United sales for the three months ended December 31, 2003 and 2002 were $1,329,861, and $534,186 respectively. Please refer to the chart below for more information about revenues and gross margin for the quarter.

                                    December 31, 2003            December 31, 2002
                                -----------------------      ------------------------
          Product                Revenues        GM%          Revenues         GM%
          -------               ----------   ----------      ----------    ----------
Software products               $  422,239          70%      $   94,317           40%
                                ----------   ----------      ----------    ----------
Satellite Equipment             $  907,623          26%      $   58,947           26%
                                ----------   ----------      ----------    ----------
Other Products and Services     $       --                   $  380,922           49%
                                ----------   ----------      ----------    ----------
Total:                          $1,329,861          40%      $  534,186           41%
                                ----------   ----------      ----------    ----------

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

Collection Provision
--------------------

                 December 31, 2003          December 31, 2002
                 -----------------          -----------------
                       $52,732                     $3,898

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

Other Income
------------

                 December 31, 2003          December 31, 2002
                 -----------------          -----------------
                       $65,733                    $96,517

         Other income is principally the credits for value added tax paid in China for Tengtu United's sales. Chinese government has a tax incentive policy for high technology enterprises. Tengtu United is entitled to the credit for value added tax and the company applies for the tax credit on a monthly basis from Chinese government. The lower amount in 2003 was primarily due to the lower sales.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

         We established an allowance for doubtful accounts of $796,806 at December 31, 2003. However, as stated in Note 2, in the fourth quarter there will likely be a writedown of the Company's receivable from Tengtu China in an amount far in excess of the allowance for doubtful accounts.

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

MARKET RISK SENSITIVE INSTRUMENTS

FINANCIAL INSTRUMENT                       CARRYING VALUE   FAIR VALUE

Instruments entered into for trading purposes

NONE

Instruments entered into for other than trading purposes

     Cash and Cash equivalents
          United States                       $      --     $      --
          Foreign                               927,456       927,456
                                              ---------     ---------
                  Total                       $ 927,456     $ 927,456
                                              =========     =========

     Accounts payable
          United States                       $  65,514     $  65,514
          Foreign                               256,866       256,866
                                              ---------     ---------
                  Total                       $ 322,380     $ 322,380
                                              =========     =========

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

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

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

10.14 Top Eagle Holdings, Ltd. Investor Rights Agreement (filed as part of our Form 8-K dated December 23, 1999 and incorporated herein by reference);

10.15 Top Eagle Holdings, Ltd. Convertible Debenture (filed as part of our Form 8-K dated December 23, 1999 and incorporated herein by reference);

10.16 Top Eagle Holdings, Ltd. Common Stock Warrant (filed as part of our Form 8-K dated December 23, 1999 and Incorporated herein by reference);

10.17 English translation of February 13, 2001 Cooperation Agreement between National Center for Audio/Visual Education and Tengtu Culture an Education Electronics Development Co., Ltd. on Carrying out "Operation Morning Sun - Phase II" (filed as part of our Form 10-Q filed on May 15, 2001 and incorporated herein by reference);

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

10.23 December 21, 2001 Agreement between Tengtu International Corp. and Lifelong.com, Inc. (filed as part of our Form 10-Q filed on May 20, 2002 and incorporated herein by reference);

10.24 English Translation of Cooperation Agreement effective September 1, 2001 between the Ministry of Education of the ShanDong Province and Beijing Tengtu Tian Di Network Co., Ltd. (filed as part of our Form 10-Q filed on May 20, 2002 and incorporated herein by reference);

10.25 English Translation of September 18, 2001 Memorandum of Cooperation, Establishment of Shaanxi Provincial Education Resources Center by and among Li Gen Juan, Director of Shaanxi Provincial Center for Audio/Visual Education, Suan Pai Yau, Tin Pang and Wu Oi Juan, Deputy Directors of Shaanxi Provincial Center for Audio/Visual Education, and Lin Xiao Feng, President of Tengtu Culture & Education Electronics Development Co., Ltd. (filed as part of our Form 10-Q filed on February 19, 2002 and incorporated herein by reference);

10.26 English Translation of Cooperation Agreement between the Center for Audio/Visual Education, Department of Education, Fujian Province and Tengtu TianDi Network Co., Ltd. (filed as part of our Form 10-Q filed on May 20, 2002 and incorporated herein by reference);

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

10.37 English translation of November, 2003 Agreement between Tengtu United and Hewlett Packard (China) Company, Ltd.(filed as part of our Form 10-Q filed on February 17, 2004 and incorporated herein by reference).

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

                                                TENGTU INTERNATIONAL CORP.
                                                (Registrant)

Date: November  18, 2004                        John Watt
      ------------------                        --------------------------------
                                                (Name)

                                                /s/ John Watt
                                                --------------------------------
                                                (Signature)

                                                President
                                                --------------------------------
                                                (Title)

Date: November 18, 2004                         Judy Ye
      -----------------                         --------------------------------
                                                (Name)

                                                /s/ Judy Ye
                                                --------------------------------
                                                (Signature)

                                                Chief Financial Officer
                                                --------------------------------
                                                (Title)