Form 10-Q
period 2004-12-31
TENGTU INTERNATIONAL CORP
filed 2005-02-24
CIK 847597

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2004

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

Yes |  |            No |X|

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 109,178,743 shares outstanding as of February 07,2005.

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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements

                 Tengtu International Corp. and Subsidiaries
                         Consolidated Balance Sheets


                                                             (unaudited)
                                                               As of            As of
                                    ASSETS                   December 31       June 30
                                                                 2004           2004
                                                             ------------    ------------
CURRENT ASSETS
Cash and cash equivalents                                         327,694       2,358,536
Accounts receivable, net                                        1,460,904       1,033,658
Prepaid expenses                                                  247,894          74,778
Inventories                                                       121,760         511,119
Other receivables                                                 537,276         173,150
                                                             ------------    ------------
Total Current Assets                                            2,695,528       4,151,240
                                                             ------------    ------------

                                                             ------------    ------------
PROPERTY AND EQUIPMENT, net                                        70,344         197,253
                                                             ------------    ------------

OTHER ASSETS
Long-term Investment                                            1,147,602       1,229,660
                                                             ------------    ------------
TOTAL ASSETS                                                    3,913,474       5,578,153
                                                             ============    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable                                                  747,393         619,937
Accrued expenses                                                3,662,830       3,292,601
Prepaid revenue from customers                                    191,070         482,404
Due to related party consultants                                1,207,714       1,207,714
Short-term loans                                                2,718,582       1,973,159
Deferred income taxes payable                                      28,292               0
Other liabilities                                               1,163,241         398,033
                                                             ------------    ------------
Total Current Liabilities                                       9,719,122       7,973,847
                                                             ------------    ------------

Minority interest                                                       0          77,742

STOCKHOLDERS' DEFICIT
Preferred stock, par value $.01 per share; authorized
10,000,000 shares; issued -0- shares                                    0               0
Common stock par value $.01 per share; authorized
150,000,000 shares; issued 109,057,213 shares
(June 30,2004-110,706,914); outstanding 108,978,793 shares
(June 30,2004-110,628,494)                                      1,089,788       1,106,285
Additional paid in capital                                     84,097,703      85,178,486
Accumulated deficit                                           (91,012,495)    (88,777,563)
Accumulated other comprehensive income
Cumulative translation adjustment                                  20,140          20,140
                                                             ------------    ------------

                                                               (5,804,864)     (2,472,652)
Less: Treasury stock, at cost, 78,420 common shares                  (784)           (784)
                                                             ------------    ------------
Total Stockholders' Deficit                                    (5,805,648)     (2,473,436)
                                                             ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     3,913,474       5,578,153
                                                             ============    ============


                                                                        0              (0)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                   Tengtu International Corp. and Subsidiaries
                      Consolidated Statements of Operations

                                                    (unaudited)       (unaudited)
                                                   Three Months      Three Months
                                                      Ended             Ended
                                                   December, 31      December 31,
                                                       2004              2003
                                                  --------------    --------------
SALES                                             $    2,117,247    $    1,329,861
COST OF SALES                                     $    1,477,261           796,527
                                                  --------------    --------------
                                                         639,986           533,334
                                                  --------------    --------------

OPERATING EXPENSES
Research and development                                 271,022                --
General and administrative                               666,677           482,207
Related party consultants                                 81,308           104,228
Collection provision                                     102,933            52,732
Selling                                                   85,990           213,015
Depreciation                                               7,639            20,139
                                                  --------------    --------------
                                                       1,215,569           872,321
                                                  --------------    --------------

Operating Loss                                          (575,583)         (338,987)

OTHER INCOME (EXPENSE)
Equity earnings (loss) in investee                       (46,509)            9,106
Interest income                                              282               113
Interest expense                                         (92,874)         (160,780)
Other income                                             136,336            65,733
Other expense                                           (615,269)
                                                  --------------    --------------
                                                        (618,034)          (85,828)
                                                  --------------    --------------
Loss before income tax                                (1,193,617)         (424,815)
Income Tax                                                28,292                --
                                                  --------------    --------------
Net Loss                                          $   (1,221,909)   $     (424,815)
                                                  ==============    ==============


WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                                108,978,793        73,769,282

Common stock equivalents                          --------------    --------------
Diluted                                              108,978,793        73,769,282
                                                  ==============    ==============

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                                      (0.01)            (0.01)
Diluted                                                    (0.01)            (0.01)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                   Tengtu International Corp. and Subsidiaries
                      Consolidated Statements of Operations

                                                   (unaudited)       (unaudited)
                                                    Six Months       Six Months
                                                      Ended             Ended
                                                   December, 31      December, 31
                                                       2004              2003
                                                  --------------    --------------
SALES                                             $    2,317,599    $    1,755,704
COST OF SALES                                     $    1,524,420           989,750
                                                  --------------    --------------
                                                         793,179           765,954
                                                  --------------    --------------

OPERATING EXPENSES
Research and development                                 435,026                --
General and administrative                             1,216,651           957,482
Related party consultants                                245,339           188,549
Collection provision                                     106,756            69,754
Selling                                                  334,922           535,914
Depreciation                                              24,223            27,435
                                                  --------------    --------------
                                                       2,362,917         1,779,134
                                                  --------------    --------------

Operating Loss                                        (1,569,738)       (1,013,180)

OTHER INCOME (EXPENSE)
Equity loss in investee                                  (82,058)          (13,885)
Interest income                                           19,412               484
Interest expense                                        (187,591)         (196,511)
Other income                                             163,488           131,928
Other expense                                           (615,269)
                                                  --------------    --------------
                                                        (702,018)          (77,985)
                                                  --------------    --------------
Loss before income tax and minority interests         (2,271,756)       (1,091,165)
Income Tax                                                28,292
Minority interest in subsidiarys'-Income (Loss)          (65,116)
                                                  --------------    --------------
Net Loss                                          $   (2,234,932)   $   (1,091,165)
                                                  ==============    ==============



WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                                109,346,028        72,218,330
Common stock equivalents
                                                  --------------    --------------
Diluted                                              109,346,028        72,218,330
                                                  ==============    ==============

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                                      (0.02)            (0.02)
Diluted                                                    (0.02)            (0.02)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                   Tengtu International Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                               (unaudited)     (unaudited)
                                                               Six Months      Six Months
                                                                  Ended           Ended
                                                               December 31,    December 31,
                                                                   2004            2003
                                                               -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss:                                                      ($2,234,932)    ($1,091,165)
Adjustments to reconcile net loss to net cash:

 Depreciation and amortization                                      24,223          27,435
 Loss on investment at equity                                       82,058          13,885
 Noncash compensation expense on shares issued for services
 Noncash interest expense - convertible debenture                  119,583         152,013
 Others                                                                             (9,701)
 Changes in operating assets and liabilities:
 Due from related party                                                           (459,768)
 Accounts receivable                                              (427,247)
 Prepaid expenses                                                 (177,964)         44,474
 Inventories                                                        58,345
 Other receivables                                                (587,712)         75,280
 Accounts payable                                                  127,456        (430,267)
 Accrued expenses                                                  489,248            (430)
 Prepaid revenue from customers                                     21,623
 Minority interest                                                 (77,743)
 Other liabilities                                                 799,029          (6,221)
                                                               -----------     -----------
 Net Cash Used by Operating Activities                          (1,784,033)     (1,684,465)
                                                               -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash change from investing in CBERC                               (872,653)
 Long-term Investment
 Compensating deposit on bank loan
 Purchase of property and equipment
                                                               -----------     -----------
Net Cash Used by Investing Activities                             (872,653)             --
                                                               -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from short-term loans                                    674,160         603,825
 Cash paid on short-term loans                                     (48,320)       (300,000)
 Cash received for shares and options issued                                     2,021,874
                                                               -----------     -----------
Net Cash Provided by Financing Activities                          625,840       2,325,699
                                                               -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  4           2,420
                                                               -----------     -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (2,030,842)        643,654
                                                               -----------     -----------

CASH AND CASH EQUIVALENTS, beginning of the period               2,358,536         283,802

CASH AND CASH EQUIVALENTS, end of the period                   $   327,694     $   927,456
                                                               ===========     ===========

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

Supplemental disclosures of cash flows information and noncash investing and financing activities:

For the six months ended December 31, 2004, the Company paid cash for interest expenses of $68,008 (December 31, 2003-$53,823) and $0 for income taxes (December 31,2003-$0).

During the six months ended December 31, 2004, the following noncash financing transactions occurred:

1. 1,838,679 common shares that had been issued as security against a liability of the Company and held in escrow, were released from escrow and cancelled.

2. 188,978 common shares were issued upon a cashless exercise of options.

                                      NOTES

                              BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to fairly present the interim financial information have been included. Results for the three and six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. For further information, please refer to the consolidated financial statements and notes thereto included in Tengtu International Corp. and Subsidiary's annual report on Form 10-K for the fiscal year ended June 30,2004.

1. The Company

      Tengtu International Corp. ("we," "us," or the "Company"), through our wholly owned subsidiary, Beijing Tengtu United Electronics Development Co., Ltd. ("Tengtu United"), our agent, Beijing Tengtu China Culture and Education Electronics Development Co., Ltd. ("Tengtu China"), and Tengtu Electronic Publishing Co., Ltd., ("TEP"), a company we control through proxy voting rights, is engaged in the sale of software and educational materials to schools in the People's Republic of China ("PRC"). Currently, these products and materials consist principally of the Education Resource for Microsoft(R) Office software which incorporates educational and teaching resources contained in our Total Solution software with Microsoft's(R) Office 2003.

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

2. Going Concern

The Company incurred a net loss of $73,015,718 for the year ended June 30, 2004 and during the fiscal year ended June 30, 2004 used cash in operations of $3,690,102. In addition, as shown in the accompanying financial statements, the Company incurred a net loss of $2,234,932 for the six months ended December 31, 2004, used cash in operations of $1,784,031 during the six months ended December 31, 2004 and, as of that date, had a working capital deficiency of $7,023,594. Those factors create substantial doubt about the Company's ability to continue as a going concern.

Management has developed a plan to alleviate these factors to enable the Company to continue as a going concern. The Company believes its cash flow needs are short term as sales contracts have been entered into which management believes can provide adequate operating cash flow when the sales collections are realized over the course of next three to four months. The Company is in negotiation with investors to provide additional funding for operations. There can be no assurance, however, that adequate capital will be available to the Company or if available, that it will be available on acceptable terms.

The ability of the Company to continue as a going concern is dependent on the success of its plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. Equity Investments

      On October 22, 2004 the Company filed a Current Report on Form 8-K relating a change in government policy which affected the ability of Hua Xia Bo Xin Education Software Co., a joint venture with the PRC Ministry of Education, of which the Company currently owns 53% ("CBERC"), to charge annual license fees for satellite connectivity of schools covered by the PRC Government's Western Rural Projects ("WRP's"). This policy change came as a result of the government's introduction of the five-year WRP direct funding program to support modernization of schools in the less developed regions of China. Other policy changes have followed including the transfer of responsibility for the Basic Education Department's role in e-education and IT to CBERC's minority partner, the National Center for Education Technology ("NCET"), a division of the PRC Ministry of Education. This has broadened NCET's authority, including with respect to CBERC operations. Accordingly, during the quarter ended December 31, 2004, NCET advised the Company that as part of its expanded role, it would assume control of the management of CBERC's budget and expenditures. Previously, the budget and expenditures of CBERC were decided by the CBERC Board, a majority of which was appointed by the Company.

      Without the ability to manage and determine the budget and expenditures, the Company does not have effective control to account for its investment in CBERC on a consolidated basis. Therefore the investment in CBERC is accounted for using the equity method of accounting starting from the quarter ended December 31,2004 despite the fact that the Company's equity interest in CBERC exceeds 50%.

The following is summarized December 31, 2004 financial information for CBERC and Shanxi LBERC, the Company's other investment accounted for under the equity method:

                                                        CBERC             LBERC

Current assets                                        1,432,102        1,274,576
Non current assets                                      102,686          297,059
Current liabilities                                     437,505          410,562
Non current liabilities                                       0                0
Net sales                                               119,780          342,434
Gross profit                                             95,084           90,889
Income (loss) from continuing operations               (148,552)          38,896
Net Income (loss)                                       (63,862)          38,171

4. SHORT-TERM DEBT

      In December 1999, the Company issued a $1,500,000 convertible debenture to Top Eagle Holdings, Ltd. ("Top Eagle"), which was due on December 15, 2003. On that date, the Company entered into an agreement with Top Eagle pursuant to which it paid Top Eagle $300,000 and issued to Top Eagle a new convertible debenture in the principal amount of $1.2 million, due December 15, 2004, in exchange for the outstanding convertible debenture in the principal amount of $1.5 million. The Company made another principal payment of $200,000 on June 1, 2004 and reduced the principal amount to $1 million. Interest on the debenture is equal to the best lending rate of The Hong Kong and Shanghai Banking Corporation plus two percent (approximately 7% at September 30, 2004). The total interest expense for the six months ended December 31, 2004 was $187,591 (December 31, 2003-$196,511), which includes amortization of the discount on the convertible debenture of $119,583.

      The Company is currently in default in its payment of the Top Eagle Debenture which was due on December 15, 2004. Top Eagle has not, to date, sought the remedies to which it is entitled upon default and the Company is currently negotiating with Top Eagle for an agreement under which the Company shall make a principal payment of US$500,000 to Top Eagle and Top Eagle would extend the due date for the remaining US$500,000 to July 31, 2005, subject to substantially the same terms as those governing the previous Debenture.

      Top Eagle has informed the Company that it is prepared to sign the agreement as soon as the US$500,000 principal payment is made. The Company is in the process of obtaining financing, a portion of which would be used for the payment. No assurance can be given that such financing will be obtained.

      On September 10, 2004 Beijing Tengtu Electronic Publishing Co., Ltd., ("TEP") renewed a loan with an outstanding principal balance of RMB 8.5 million (approximately $1,027,000) with Agriculture Bank of China. TEP repaid principal of RMB 350,000(approximately $42,800) and the loan had been extended for three months with the maturity date of December 10, 2004. On December 10, 2004, the loan was extended another three months by repaying principal of RMB50,000. The annual interest rate for the loan is 6.372%.

      On September 14, 2004, Dr. Liu Penghui, the Company's CEO, advanced RMB 500,000 (approximately $60,400) to the Company for general operating and administrative expenses. The advance has no stated repayment terms and is noninterest-bearing.

      Orion Capital Incorporated ("Orion"), a significant shareholder of the Company, which is owned beneficially by the Chairman of the Company's Board of Directors, advanced $613,760 to the Company for general operating and administrative expenses during the quarter ended December 31, 2004. The Company's Board of Directors has authorized the Company to issue a convertible note to Orion in the amount of the advances. No note has yet been issued.

5. Related Party Transactions

      During the six months ended December 31, 2004, the Company incurred consulting expenses of $245,339 (three months: $81,308) from officers and directors of the Company. Consulting expenses for the six months ended December 31, 2003 were $188,549 (three months: $104,228).

6. Taxes

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

      TUC has an income tax "holiday" for its first profitable and four subsequent years as computed on a Chinese Tax basis, which is a hybridized cash basis of accounting. This holiday reduces income taxes by 100% for years one and two, and by 50% for years three through five. The tax holiday commenced at the beginning of calendar 2002 and will continue until December, 2006

7. Commitments and Contingencies

      The Company was obligated to fund CBERC as follows: 30 million (approximately $3,624,000) within twelve months after the establishment of CBERC and RMB 20 million (approximately $2,416,000) within eighteen months after the establishment of CBERC. CBERC was established in January 2003. In January 2004, a new agreement was reached between Tengtu Untied and CBERC, pursuant to which the payment due in January, 2004 was extended by six months. The Company's relationship with CBERC has changed, as described Note 2 and therefore, it is renegotiating the payments that are due.

      Because the Tengtu China Culture and Education Electronics Development Co., Ltd. ("Tengtu China") and its related entities (collectively the "Tengtu China Group") conducted some of the business of Tengtu United as its agent, Tengtu United has determined that it was necessary for it to guarantee repayment of certain outstanding loans to the Tengtu China Group. The guarantees currently outstanding, and their amounts, in Chinese renminbi, are set forth below:

         Bank                                        Loan Amount
         ----                                        -----------
         Hua Xia Bank                                RMB 16 million
                                                     ($1,932,800)

         Agricultural Bank of China                  RMB 14.1 million
                                                     ($1,703,280)

      As the result of the loan guarantees Tengtu United provided, the Company accrued $3.15 million as a liability for the loans as of June 30, 2004, which is still outstanding at December 31, 2004.

      Also, the Estate of Fan Qi Zhang, which controlled the Tengtu China Group companies, has given authorization to Tengtu United to use the 15 million shares bequeathed by Mr. Zhang to pledge to the banks holding guarantees from Tengtu United in substitution for the Tengtu United guarantees. Discussions with these banks are currently ongoing.

      As previously reported in our public filings, the Company was engaged in litigation with VIP Tone, Inc. ("VIP") in the Superior Court of California for the County of Alameda. On November 29, 2004, the court granted the Company's motion for a new trial, substantially reducing the jury's verdict, on the grounds that there was insufficient evidence to support an award of punitive damages and two of VIP's claims were duplicative. The granting of the motion was subject to the condition, however, that if VIP consented to a reduction of its judgment from $1,272,878 to $419,190, a judgment in that amount would be entered, eliminating the need for a new trial. VIP agreed to the condition. As a result, on December 22, 2004, a reduced and Amended Judgment was entered in the total amount of $615,268.70, which amount is the total of $419,190 plus the attorneys' fees and costs incurred by VIP. The Company received the Amended Judgment on January 3, 2005. $615,269 had been accrued for the quarter ended December 31, 2004.

8. Stockholders' Deficit

      During the six months ended December 31, 2004, the following transactions occurred:

            a. 1,838,679 common shares that had been issued and held in escrow as security against a liability, were released from escrow and cancelled.

            b. 188,978 common shares were issued upon a cashless exercise of options.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

      Tengtu International Corp. ("we," "us" or the "Company"), through our wholly owned subsidiary in the Peoples Republic of China, Beijing Tengtu United Electronics Development Company, Ltd. ("Tengtu United"), our agent, Beijing Tengtu China Culture and Education Electronics Development Company ("Tengtu China"), and Tengtu Electronic Publishing Co., Ltd. ("TEP"), a company we control through proxy voting rights, is currently in the business of sales of educational content and software to Chinese K-12 schools. Our principal product is currently the Education Resource for Microsoft(R) Office ("ERM"). The ERM is a product that combines our education resource tools for construction, formatting and manipulation of educational content which were developed as part of our Total Solution software, with Microsoft's(r) popular office software allowing teachers to create their own customized lesson plans and coursework using our educational content and that of other companies.

      The ERM is sold along with a limited amount of educational content and schools wishing to purchase additional content can purchase it from us at an additional charge. The content that we sell is based on China's required K-12 curriculum and was developed in partnership with China's Ministry of Education.

      During the quarter and six months ended December 31, 2004, almost of all our revenues and new contract signings were part of the Western Rural School Projects ("WRPs"). In September 2003, the PRC government approved and announced an initiative to fund the development of education in the Western Rural areas of the China. This initiative, known as the "Western Rural School Projects" is to last for five years and is being funded with RMB 10 billion from the PRC central and local governments. The goal of the WRPs is to implement modern distance learning and high quality education resources for primary and secondary schools.

      During the quarter ended December 31, 2004, we entered into and implemented the following contracts, among others, as part of the WRPs: (i) the installation of e-classroom systems, class preparation systems, and supplemental resource libraries in each of 517 schools in Anhui Province; (ii) the installation of 160 units of satellite station management software, 70 units of education resource libraries, 70 units of teacher class preparation systems, 230 units of ERM, and 14,680 teaching resource CD's in 720 schools in Ningxia autonomous region; (iii) the installation of 3,030 ERM, 405 units of education resource libraries, and 70,900 teaching program CD's in 3,564 schools in Gansu Province; and (iv) 670 each of satellite reception components, computers, DVD players, ERM and education resource libraries in 670 schools in Jiangxi Province. These contracts added 5,471 schools to our growing client school base in China, where approximately 60,000 schools now use Tengtu products and resources.

      The contracts available as part of the WRPs are subject to a bid and tender process where the contract is usually awarded to the lowest qualified bidder. Our bidding for most contracts is conducted through Tengtu China because it has all of the tax and other licenses necessary to qualify as a bidder. We are in the process of obtaining those qualifications ourselves so that we will no longer need to operate with Tengtu China as our agent.

      We intend to use the advantages we have gained through the WRPs to grow our business by offering our products and resources in urban schools which have sufficient budgets to pay for our products on their own.

      In addition to proceeding with the WRPs, we are also continuing negotiations with potential strategic partners for the creation of a National Education Portal ("NEP"). The NEP would be a subscription based service providing educational and other content to K-12 students for a monthly fee.

Recent Developments

      On January 13, 2005, we appointed Dr. Penghui Liu as Tengtu International Corp.'s new Chief Executive Officer and Zhenlin (Simon) Xia as its new Chief Financial Officer. Both Dr. Liu and Mr. Xia had served as consultants for us over the previous three months, and have been advising our Board of Directors in regard to its review and restructuring of the Company.

      Dr. Liu and Mr. Xia, in addition to focusing on new business and opportunities, have been, and continue to assist the our Board of Directors and Audit Committee in restructuring our operations and improving our controls and procedures. To that end, Dr. Liu and Mr. Xia have reduced the number of employees in China to 51 as of the end of January, 2005, when all employee contracts expired, and implemented a new salary and commission structure. In addition, they have reduced the number of branch offices to two with the remaining branches in Anhui and Jiangxi. These actions, along with moving into new and smaller office space in Beijing, will result in more efficient operations and cost savings for our China operations.

      In addition, we have continued to assess and improve our internal control and management structure by (i) implementing a clearly defined organizational structure and clearly defined roles and responsibilities for all officers and management and (ii) implementing more operational controls.

      Dr. Liu and Mr. Xia have continued negotiations with banks with respect to guarantees of loans by Tengtu United. It is anticipated that shares bequeathed by the Estate of Fan Qi Zhang will be used to settle most of these outstanding guarantees, as well as any outstanding issues relating to the recently dismissed litigation against Tengtu United by China Machinery Electronics Export Investment Corporation relating to ownership of our interest in the China Broadband Education Resource Center.

      During the quarter ended December 31, 2004, and hereafter, Dr. Liu and Mr. Xia have undertaken the project of simplifying our structure in China. To that end, as set forth above, they are decreasing our dependence on Tengtu China by obtaining all necessary licenses and permits for us so that we can conduct our business directly in all instances.

      During the quarter ended December 31, 2004, our relationship with the National Center for Education Technology ("NCET") changed with NCET taking more control over Hua Xia Bo Xin Education Software Co., a joint venture with the PRC Ministry of Education of which the Company currently owns 53% ("CBERC"). We do not believe that this change will adversely affect the Company's relationship with NCET and continue to believe that NCET will be an important partner with the Company for delivery of educational products and services to the PRC schools.

      On October 22, 2004 the company filed a Current Report on Form 8-K relating a change in government policy which affected the ability of CBERC to charge annual license fees for satellite connectivity of schools covered by the WRPs. This policy change came as a result of the government's introduction of the five-year WRP direct funding program to support modernization of schools in the less developed regions of China. Other policy changes have followed including the transfer of responsibility for the Basic Education Department's role in e-education and IT to NCET. This has broadened NCET's responsibility and its scope, including within its operations CBERC. Accordingly, during the quarter ended December 31, 2004, NCET advised the Company that as part of its expanded role, it would assume control of the management of CBERC's budget and expenditures. Previously, the budget and expenditures of CBERC were decided by the CBERC Board, a majority of which was appointed by the Company.

      We believe that these changes reflect an evolving policy process in the PRC Ministry of Education and government in China as it continues to refine its approach to implementing programs, policies and resources to support modernization of the K-12 school system. Without the ability to manage and determine expenditure controls in CBERC, we do not have effective control to account for our investment in CBERC on a consolidated basis. Therefore the investment in CBERC is accounted for using the equity method of accounting starting from the quarter ended December 31, 2004 even though Tengtu United's equity interest in CBERC is over 50%.

      We do not believe the above changes have affected the mutually beneficial role and relationship CBERC and the joint-venture partners have including the development, marketing and distribution of curriculum -based education resources and servicing WRP contracts.

Liquidity and Capital Resources for the Six Months Ended December 31, 2004 and 2003

Six Months Ended December 31, 2004

      For the six months ended December 31, 2004, net cash used by operating activities totaled $1,784,033. The net loss for the six months was $2,234,932. The cash changes in operating activities include non-cash charges for depreciation and amortization of $24,223, and non-cash interest expense of $119,583 related to convertible debenture, and changes on investment at equity of $82,058

      Cash was increased as a result of the decrease in inventory of $58,345. Cash from operations was decreased due to the increases of $427,247, $177,964 and $587,712 in accounts receivable, prepaid expenses and other receivables, respectively. The increases in accounts payable of $127,456, accrued expenses of $489,248, other liabilities of $799,029, and prepaid revenue from customers of $21,623 result in a positive change in cash.

      Cash flows from investing activities was reduced by $872,653 due to the change of consolidation of CBERC for the six months ended December 31, 2004.

      Net cash flow from financing activities was $625,840, which includes proceeds from short term loans of $674,160 and $48,320 of cash payment for an outstanding loan.


CONTRACTUAL OBLIGATIONS

      The following summarizes the Company's contractual obligations at December 31, 2004.

                                                                  Payment Due by Period
                                               ----------------------------------------------------------
Contractual Obligation             Total       Less than 1 Year   1-3 Years    4-5 Years    After 5 Years
----------------------             -----       ----------------   ---------    ---------    -------------
Short-term loans                 $2,718,582     $2,718,582 (1)
Total Contractual Obligation     $2,718,582     $2,718,582 (1)

Notes:

(1) The short-term loan includes (a) a $1,000,000 convertible debenture owed to Top Eagle Holdings, Ltd. ("Top Eagle"); (b) a short-term loan of $978,480 owed by Beijing Tengtu Electronic Publishing Co., Ltd., ("TEP") to Agricultural Bank of China which we have guaranteed; (c) a short term loan of $679,702 owed to Orion Capital Incorporated; and (d) a $60,400 loan owed to Dr. Liu, the CEO. The loan from Top Eagle was due December 15, 2004. We are in discussions with Top Eagle concerning the refinancing of all or a portion of its loan to us.

      In addition to the foregoing, we are committed to fund CBERC as follows, however, we are in the process of renegotiating our relationship with the PRC Ministry of Education for CBERC, as well as the capital contributions to be made, as a result of changes in policy by the Ministry: RMB 30 million (approximately $3,624,000) within twelve months after the establishment of CBERC and RMB 20 million (approximately $2,416,000) within eighteen months after the establishment of CBERC. CBERC was established in January 2003. In January 2004, an agreement was reached between Tengtu United and CBERC, pursuant to which the payment due in January, 2004 was extended by six months. This payment has not been made.

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

      Because Tengtu China and its related entities still conduct some of the business of Tengtu United, Tengtu United has determined that it was necessary for it to guarantee repayment of certain outstanding loans to such entities. The guarantees currently outstanding, and their amounts, in RMB, are set forth below:

         Bank                                        Loan Amount
         ----                                        -----------
         Hua Xia Bank                                RMB 16 million
                                                     ($1,932,800)

         Agricultural Bank of China                  RMB 14.1 million
                                                     ($1,703,280)

      As previously reported by the Company, when Fan Qi Zhang died on October 24, 2003, he bequeathed 15 million of the 30 million shares of our common stock that he was to receive upon the closing of the Restructuring to "solve the funding difficulties" of the companies in the Tengtu China Group. The "funding difficulties" of the Tengtu China Group are principally the above loans guaranteed by Tengtu United, as well as an additional RMB 37.8 million in debts which have not been guaranteed by Tengtu United as set forth below:

         Bank/Lender          Loan Amount                Obligor(s)
         -----------          -----------                ----------
Agricultural Bank of China    RMB3.8 million     Beijing Jiade Science and
                              ($459,040)         Technology Group, Ltd.
                                                 ("Jiade")

Bank of China                 RMB 15 million     Jiade and Tengtu Electronic
                              ($1,812,000)       Publishing House

      The Estate of Fan Qi Zhang, which controlled the Tengtu China Group companies, has given authorization to Tengtu United to use the 15 million shares bequeathed by Mr. Zhang to pledge to the banks holding guarantees from Tengtu United in substitution for the Tengtu United guarantees. Discussions with these banks are currently ongoing.

      As we expand our operations and businesses in the next 12 months, we are short of working capital. We are planning to raise additional funds to meet the cash requirements NEP projects and the needs of our operations expansion. There can be no assurance that such financing will be available, or if available, that it will be on acceptable terms.

OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003,

Revenues and Gross Margin

      Tengtu United sales for the six months ended December 31, 2004 and 2003 were $2,317,599 and $1,755,704 respectively. Please refer to the chart below for more detailed information regarding revenues and gross margin for the six-months ended December 31, 2004. Because we recently started bidding on WRPs, as a marketing strategy, we decided to lower our prices which resulted in a 70% market share for software in the WRPs, but also contributed to decreased gross margins, which are explained below.

                              -------------------------------------------------
                              December 31, 2004           December 31, 2003
                              -------------------------------------------------
         Product               Revenues           GM %    Revenues           GM%
-------------------------------------------------------------------------------
Software products             $1,411,517          47%     $769,173          70%
-------------------------------------------------------------------------------
Satellite Equipment             $897,855          13%     $986,230          23%
-------------------------------------------------------------------------------
Other Products and Services     $  8,227          98%         $302           *
-------------------------------------------------------------------------------
Total:                       $ 2,317,599          34%      $1,755,704       44%
-------------------------------------------------------------------------------
* Less than 1%.
GM % means the gross margin percentage in the table above.

      The relatively lower gross margins for the six-months ended December 31, 2004 were the result of the following, in addition to the lowering of prices to gain market share. Some of the larger contracts awarded under the WRP required systems integration and satellite equipment components which have lower margins. In these instances we were able to negotiate vendor financing with hardware suppliers defraying up-front capital costs. While our overall strategy is to focus on higher margin software products, there is often a benefit to also providing systems integration services and components in order to enable more software sales and increase the number of potential software purchasers.

      We believe that our strategy of charging initially lower prices and performing systems integration sales and service are important to ensure continued growth of higher margin Tengtu software sales. It is also important to note that most of the school systems supported by the WRPs program in the first year will be allocated continued support in subsequent years of the program. By winning the initial contracts, we believe we position ourselves to be the winning bidder for these subsequent contracts.

Research and development

                      December 31, 2004        December 31, 2003
                    ------------------        ------------------
                        $435,026                     --

      For the six months ended December 31, 2004, $435,026 research and development expenses were incurred. This amount includes $164,004 of CBERC's research and development expenses for the quarter ended September 30, 2004, and a one time expense of $248,464 related to the development of a Learning Management System(LMS) and Content Management System (CMS). The LMS and CMS was developed as a proprietary technology for Tengtu's education resource system and portal system. Orion Capital Incorporated, which is wholly owned by our Chairman, William O.S. Ballard, paid this amount for Tengtu and we booked this amount as short term loans in the quarter ended December 31, 2004. We recorded no research and development expenses for the same period of 2003.

General and Administrative Expenses

                     December 31, 2004        December 31, 2003
                    ------------------        ------------------
                         $1,216,651                $957,482

      For the six months ended December 31, 2004, general and administrative expenses were $1,216,651. The general and administrative expenses incurred by Tengtu International Corp.-amounted to $835,389. The major components were legal fees of $379,505, audit fees of $146,078, public relation and investment relation fees of $82,416, and business travel related expenses of $91,132. The expenses increased by $259,169 compared to the same period of last year. The increase was mainly due to the increases in legal and professional fees of $188,707, and public relations and investor relations consulting fees of $61,574.

 Related Party Consultants

                  December 31, 2004        December 31, 2003
                  -----------------        -----------------
                         $245,339                  $188,549

      Related party consultants' expense relates to staff that manages technical developments and financing activities in North America and China. The higher expense for the six-months was due to the hiring of two consultants for financing and restructuring related activities in North America and China.

Collection Provision

                   December 31, 2004          December 31, 2003
                    ------------------        ------------------
                         $106,756                  $69,754

      The expense represents an estimate of potential uncollectible accounts associated with sales by Tengtu United. The higher amount in 2004 was primarily due to the increase in sales in 2004 and changing the provision rate in 2004 to 5% from the 4% used in 2003.

Selling Expense

                   December 31, 2004      December 31, 2003
                    ------------------        ------------------
                         $334,922                $535,914

      The majority of selling expenses relates to staff salary and travel expenses in the marketing department in Tengtu China. The lower amount in 2004 was primarily due to the costs savings in staff salaries and traveling expenses.

Depreciation and Amortization

                    December 31, 2004         December 31, 2003
                    ------------------        ------------------
                         $24,223                  $27,435

      We have not made any significant purchases of equipment in the past few years.

Equity Income/(Losses) in Investee,

                      December 31, 2004       December 31, 2003
                      -----------------       ------------------
                         $(82,058)                  $(13,885)

      The equity loss in investee relate to our investment in the Shaanxi Local Broadband Education Resource Center joint venture and CBERC.

Interest Expense

                    December 31, 2004         December 31, 2003
                    ------------------        ------------------
                          $187,591                  $196,511

      For the six months ended December 31, 2004, interest expense represented interest on the Top Eagle loan of $155,340,and $32,835 for the TEP short term loan in China. Interest in 2003 was incurred on the Top Eagle loan, and this was offset by a reversal of an over accrual of interest in the year ended June 30, 2003 of approximately $15,500.

      We have entered into negotiations to defer the principal payment of the Top Eagle debenture which was due December 15, 2004. Although the debenture is currently in default, Top Eagle has not taken any of the actions to which it is entitled upon a default.

Other Income

                    December 31, 2004         December 31, 2003
                    ------------------        -----------------
                         $163,488                   $131,928

      Other income is principally the credits for value added tax paid in China.

Other Expenses

                    December 31, 2004         December 31, 2003
                    ------------------        -----------------
                         $615,269                   $0

      Other expense was accrued for a judgment rendered against the Company in a litigation with VIP Tone, Inc. on December 22, 2004, as described in the Company's Current Report on Form 8-K filed with the SEC on January 4, 2005.

OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

Revenues and Gross Margin

      The total sales for the three months ended December 31, 2004 and 2003 were $2,117,247, and $1,329,861, respectively. Please refer to the chart below for more information about revenues and gross margin for the quarter.

                              -------------------------------------------------
                                 December 31, 2004         December 31, 2003
                              -------------------------------------------------
         Product               Revenues           GM%       Revenues        GM%
-------------------------------------------------------------------------------
Software products                $1,215,279       43%      $  422,239        70%
-------------------------------------------------------------------------------
Satellite Equipment              $  897,855       13%      $  907,263        26%
-------------------------------------------------------------------------------
Other Products and Services      $    4,114       96%              --        --
-------------------------------------------------------------------------------
Total:                           $2,117,247       30%      $1,329,861        40%
-------------------------------------------------------------------------------

GM % means the gross margin percentage in the table above.

         The relatively lower gross margins for the three months ended December 31, 2004 were the result of the following, in addition to the lowering of prices to gain market share. Some of the larger contracts awarded under the WRP required systems integration and satellite equipment components which have lower margins. In these instances we were able to negotiate vendor financing with hardware suppliers defraying up-front capital costs. While our overall strategy is to focus on higher margin software products, there is often a benefit to also providing systems integration services and components in order to enable more software sales and increase the number of potential software purchasers.

         We believe that our strategy of charging initially lower prices and performing systems integration sales and service are important to ensure continued growth of higher margin Tengtu software sales. It is also important to note that most of the school systems supported by the WRPs program in the first year will be allocated continued support in subsequent years of the program. By winning the initial contracts, we believe we position ourselves to be the winning bidder for these subsequent contracts.

Research and development

                    December 31, 2004        December 31, 2003
                    ------------------        ------------------
                        $271,022                     --

      For the three months ended December 31, 2004, $271,022 research and development expenses were incurred. This amount includes a one time expense of $248,464 related to the development of a Learning Management System(LMS) and Content Management System (CMS). The LMS and CMS was developed as a proprietary technology for Tengtu's education resource system and portal system. Orion Capital Incorporated, which is wholly owned by our Chairman, William O.S. Ballard, paid this amount for Tengtu and we booked this amount as short term loans in the quarter ended December 31, 2004. We recorded no research and development in expenses in the same period in 2003.

General and Administrative Expenses

                    December 31, 2004        December 31, 2003
                    ------------------        ------------------
                         $666,677                $482,207

      As a result of 1)the Company's acquisition of controlling interest in Tengtu United, 2) estate related issues associated with the death of Tengtu China's former CEO and 3) restatements of earnings and reports for the first three quarters of the fiscal year ended June 30, 2004, higher legal, auditing, and consulting expenses were incurred by the Company.

      The higher legal expenses related to legal fees incurred with respect to a lawsuits with VIP Tone, Inc., Comadex Industries, Ltd. and Pak Cheung and B.D. Clark & Associates,

      The Company also incurred $167,687 of legal expenses relating to the restructuring of its operations.

      Auditing fees for the quarter ended December 31, 2004 were $118,960 compared with $53,402 for the same quarter ended December 31, 2003. Investor relations expenses for the quarter ended December 31, 2004 were $102,842 compared to $7,408 for the quarter ended December 31, 2003.

      The Company anticipates that its legal expenses, fees to outside auditors and investor relations expenses will not be as high in future quarters.

Related Party Consultants

                    December 31, 2004        December 31, 2003
                    ------------------        ------------------
                         $81,308                  $104,228

      Related party consultants' expense relates to staff that manages technical developments and financing activities in North America and China. The lower expense in the quarter was due to the elimination of 3 consultants in North America and China.

Collection Provision

                    December 31, 2004        December 31, 2003
                    ------------------        ------------------
                         $102,933                   $52,732

      The expense represents an estimate of potential uncollectible accounts associated with sales by Tengtu United. The higher amount in 2004 was primarily due to the increase to 5% from 4% in the provision rate and higher sales in 2004.

Selling Expense

                    December 31, 2004         December 31, 2003
                    ------------------        ------------------
                         $85,990                  $213,015

      The majority of selling expenses relates to cost savings for staff salary and travel expenses in the marketing department in Tengtu China.

Depreciation and Amortization

                    December 31, 2004         December 31, 2003
                    ------------------        -----------------
                         $7,639                   $20,139

      As Tengtu China manages the joint venture in China, we have not made any significant purchases of equipment in the past few years.

Equity Income(Loss) in Investee

                     December 31, 2004        December 31, 2003
                     -----------------        -----------------
                       $(46,509)                   $9,106

      The equity losses in investee relate to our investment in the Shaanxi LBERC and CBERC. This quarter, Shaanxi LBERC incurred a net income of $54,324, and CBERC had a loss of $100,833 which has reduced the total investment in CBERC to zero.

Interest Expense

                     December 31, 2004        December 31, 2003
                     -----------------        -----------------
                         $92,874                   $160,780

      For the three months ended December 31, 2004, interest expense included the interest on the Top Eagle loan of $77,451.05 and $16,199 for a TEP short term loan in China. Interest in 2003 was incurred on the Top Eagle loan, and this was offset by a reversal of an over accrual of interest in the year ended June 30, 2003 of approximately $15,500.

      The Company has entered into negotiations with Top Eagle to settle a portion of the $1 million principal balance debenture which is currently in default, subject to the Company having access to the finances required to retire it.

Other Income

                    December 31, 2004            December 31, 2003
                    ------------------        ------------------
                         $136,336                   $65,733

      Other income is principally the credits for value added tax paid in China.

Other Expenses

                    December 31, 2004        December 31, 2003
                    -----------------        ------------------
                         $615,269                   $0

      Other expense was accrued for a judgment rendered against the Company in a litigation with VIP Tone, Inc. on December 22, 2004, as described in the Company's Current Report on Form 8-K filed with the SEC on January 4, 2005.

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

      We established an allowance for doubtful accounts of $106,756 at December 31, 2004.

      At December 31, 2004, we had $327,694 of cash in banks uninsured.

      We do not require collateral or other securities to support financial instruments that are subject to credit risk.

      For the three months ended December 31, 2004, approximately 84% of sales were generated through Tengtu United. For the three months ended December 31, 2004, the following customers accounted for more than 10% of total sales:

Customer                     Sales     percent of total sales
--------                     -----     ----------------------
Jiangxi Provincial
Education Bureau         $  721,827            34%

Shanxi Provincial
Education Bureau         $  995,554            47%

Total sales of Tengtu    $2,117,247

                       MARKET RISK SENSITIVE INSTRUMENTS

FINANCIAL INSTRUMENT                        CARRYING VALUE         FAIR VALUE
                                            --------------         ----------
Instruments entered into for
  trading purposes

NONE

Instruments entered into for other than
trading purposes

Cash and Cash equivalents
     United States                             $     --             $     --
     Foreign                                    327,694              327,694
                                               --------             --------
      Total                                    $327,694             $327,694
                                               ========             ========

Accounts payable
     United States                             $326,293             $326,293
     Foreign                                   $421,100             $421,100
                                               --------             --------
             Total                             $747,393             $747,393
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

Item 4. Controls and Procedures

      As of February 21, 2005, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer for the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, we concluded at that time that our disclosure controls and procedures were effective in ensuring that material information relating to us with respect to the period covered by this report was reported.

      During the quarter ended December 31 2004, we have continued to assess and improve our internal controls by:

1. implementing a clearly defined organizational structure and clearly defined roles and responsibilities for all officers and management;

2. further reorganizing the finance and accounting departments, including appointing a new Chief Financial Officer, hiring a accounting manager in China, and replacing some accounting staff in the accounting department with more qualified employees;

3. implementing cost controls for each project, including preapproval by an officer of certain expenses and contracts for products or services.

4. performance of credit worthiness reviews of all customers; and

5. performance of an analysis of the profitability and capital requirements of individual contracts as well as a legal analysis by PRC counsel

      We have also changed our accounts receivable policies. We have a collection team involved with accounting staff, sales staff, and operation management personnel. The new policies hold sales employees accountable for the profitability and collectibility of sales made.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      None

Item 3. Defaults Upon Senior Securities

      On December 15, 2004, pursuant to the terms of a Floating Convertible Debenture (the "2004 Debenture") entered into between Company and Top Eagle Holdings Limited (the "Top Eagle") on December 15, 2003, payment from the Company of the entire outstanding principal of US$1,000,000 was due to Top Eagle, but unpaid. The Company and Top Eagle have been negotiating the terms of an agreement under which the Company shall make a principal payment of US$500,000 to Top Eagle and Top Eagle would extend the due date for the remaining US$500,000 to July 31, 2005, subject to substantially the same terms as those governing the 2004 Debenture.

      Top Eagle has informed the Company that it is prepared to sign the agreement as soon as the US$500,000 principal payment is made. The Company is in the process of obtaining financing, a portion of which would be used for the payment. No assurance can be given that such financing will be obtained.

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits

Exhibit No.                     Description
-----------                     -----------

11.1        Statement of computation of Per Share Earnings.

21.1        List of Subsidiaries.

31.1 Certification of Dr. Penghui Liu pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Zhenlin Xia pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENGTU INTERNATIONAL CORP.
---------------------------
(Registrant)

Date: February 22, 2005                        Dr. Penghui Liu
      ------------------                       ----------------------------
                                               (Name)

                                               /s/ Dr. Penghui
                                               ----------------------------
                                               (Signature)

                                               Chief Executive Officer
                                               ----------------------------
                                               (Title)

Date: February 22, 2005                        Zhenlin Xia
      -----------------                        ----------------------------
                                               (Name)

                                               /s/ Zhenlin Xia
                                               ----------------------------
                                               (Signature)

                                               Chief Financial Officer
                                               ----------------------------
                                               (Title)