Form 10-Q
period 2005-03-31
TENGTU INTERNATIONAL CORP
filed 2005-05-23
CIK 847597

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  (Mark One)
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

Yes |_| No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.

Yes |_| No |X|

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 109,678,743 shares outstanding as of May 13, 2005.

--------------------------------------------------------------------------------

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   Tengtu International Corp. and Subsidiaries
                           Consolidated Balance Sheets

                                                                   (unaudited)
                                                                     As of            As of
                                      ASSETS                        March 31         June 30
                                                                  ------------     ------------
CURRENT ASSETS                                                        2005             2004
                                                                  ------------     ------------
  Cash and cash equivalents                                          3,178,035        2,358,536
  Accounts receivables, net                                          1,201,373        1,033,658
  Prepaid expenses                                                     142,675           74,778
  Inventories                                                          131,019          511,119
  Other receivables                                                    367,905          173,150
                                                                  ------------     ------------
    Total Current Assets                                             5.021,007        4,151,240
                                                                  ------------     ------------

                                                                  ------------     ------------
PROPERTY AND EQUIPMENT, net                                             64,985          197,253
                                                                  ------------     ------------

OTHER ASSETS
  Investment at Equity                                               1,123,670        1,229,660
                                                                  ------------     ------------
TOTAL ASSETS                                                         6,209,662        5,578,153
                                                                  ============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                     807,384          619,937
  Accrued expenses                                                   3,499,747        3,292,601
  Prepaid revenue from customers                                       190,983          482,404
  Due to related party consultants                                   1,207,714        1,207,714
  Short-term loans                                                   2,045,568        1,973,159
  Deferred income taxes payable                                         28,292                0
  Other liabilities                                                  1,132,117          398,033
                                                                  ------------     ------------
    Total Current Liabilities                                        8,911,805        7,973,847
                                                                  ------------     ------------

Minority interest                                                            0           77,742

STOCKHOLDERS' DEFICIT
  Preferred stock, par value $.01 per share; authorized
    10,000,000 shares; issued 1,877,900 shares                          18,779                0
  Common stock par value $.01 per share; authorized
    150,000,000 shares; issued 109,057,213 shares
    (June 30,2004-110,706,914); outstanding 108,978,793 shares
    (June 30,2004-110,628,494)                                       1,089,788        1,106,285
  Additional paid in capital                                        87,985,041       85,178,486
  Accumulated deficit                                              (91,815,100)     (88,777,563)
  Accumulated other comprehensive income (loss):
    Cumulative translation adjustment                                   20,133           20,140
                                                                  ------------     ------------
                                                                    (2,701,359)      (2,472,652)
Less: Treasury stock, at cost, 78,420 common shares                       (784)            (784)
                                                                  ------------     ------------
     Total Stockholders' Deficit                                    (2,702,143)      (2,473,436)
                                                                  ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          6,209,662        5,578,153
                                                                  ============     ============

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                   Tengtu International Corp. and Subsidiaries
                      Consolidated Statements of Operations

                                                     (unaudited)        (unaudited)
                                                     Nine Months        Nine Months
                                                        Ended              Ended
                                                      March, 31          March, 31
                                                        2005               2004
                                                   --------------     --------------
SALES                                              $    2,496,235     $    2,110,262
COST OF SALES                                           1,655,632          1,163,100
                                                   --------------     --------------
                                                          840,603            947,162
                                                   --------------     --------------

OPERATING EXPENSES
  Research and development                                435,026                 --
  General and administrative                            1,773,884          1,403,119
  Related party consultants                               487,625            308,553
  Collection provision                                    115,214             82,556
  Selling                                                 420,088            696,208
  Depreciation                                             29,583             45,380
                                                   --------------     --------------
                                                        3,261,420          2,535,816
                                                   --------------     --------------

  Operating Loss                                       (2,420,817)        (1,588,654)

OTHER INCOME (EXPENSE)
  Equity earnings (loss) in investee                     (105,990)        (1,169,516)
  Interest income                                          19,412                933
  Interest expense                                       (206,862)          (291,108)
  Other income                                            187,171            188,185
  Other expense                                          (547,274)
                                                   --------------     --------------
                                                         (653,543)        (1,271,506)
                                                   --------------     --------------
Loss before income tax and minority interests          (3,074,360)        (2,860,160)
Income Tax                                                 28,292
Minority interest in subsidiarys'-Income (Loss)           (65,116)
                                                   --------------     --------------
Net Loss                                           $   (3,037,536)    $   (2,860,160)
                                                   ==============     ==============

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                                 108,978,793         74,066,341
Common stock equivalents
                                                   --------------     --------------
Diluted                                               108,978,793         74,066,341
                                                   ==============     ==============

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                                       (0.03)             (0.04)
Diluted                                                     (0.03)             (0.04)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                   Tengtu International Corp. and Subsidiaries
                      Consolidated Statements of Operations

                                                     (unaudited)        (unaudited)
                                                    Three Months       Three Months
                                                       Ended              Ended
                                                      March, 31          March, 31
                                                        2005               2004
                                                   --------------     --------------
SALES                                              $      178,636     $      354,557
COST OF SALES                                             131,212            173,349
                                                   --------------     --------------
                                                           47,424            181,208
                                                   --------------     --------------

OPERATING EXPENSES
  Research and development                                                        --
  General and administrative                              557,233            445,637
  Related party consultants                               242,286            120,004
  Collection provision                                      8,458             12,802
  Selling                                                  85,166            160,294
  Depreciation                                              5,359             17,945
                                                   --------------     --------------
                                                          898,502            756,682
                                                   --------------     --------------

  Operating Loss                                         (851,078)          (575,474)

OTHER INCOME (EXPENSE)
  Equity earnings (loss) in investee                      (23,932)        (1,155,631)
  Interest income                                             450
  Interest expense                                        (19,270)           (94,597)
  Other income                                             23,683             56,257
  Other expense                                            67,994
                                                   --------------     --------------
                                                           48,475         (1,193,521)
                                                   --------------     --------------
Loss before income tax and minority interests            (802,603)        (1,768,995)
Income tax                                                                        --
Minority interest in subsidiarys'-Income (Loss)
                                                   --------------     --------------
Net Loss                                           $     (802,603)    $   (1,768,995)
                                                   ==============     ==============

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                                 108,978,793         77,940,662
Common stock equivalents
                                                   --------------     --------------
Diluted                                               108,978,793         77,940,662
                                                   ==============     ==============

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                                       (0.01)             (0.02)
Diluted                                                     (0.01)             (0.02)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                   Tengtu International Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                      (unaudited)      (unaudited)
                                                      Nine Months      Nine Months
                                                         Ended            Ended
                                                        March 31,        March 31,
                                                          2005             2004
                                                      ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                              ($ 3,037,536)    ($ 2,860,160)

Adjustments to reconcile net loss to net cash:
 Depreciation and amortization                              29,583           45,380
Loss on investment at equity                               105,990        1,169,516
 Noncash interest expense - convertible debenture          119,582          212,013
 Others                                                                     (26,732)

Changes in operating assets and liabilities:
 Due from related party                                                    (474,479)
 Accounts receivable                                      (167,716)
 Prepaid expenses                                          (72,745)          59,220
 Inventories                                                49,086
 Other receivables                                        (418,342)          99,242
 Accounts payable                                          187,447         (552,621)
 Accrued expenses                                          326,165           24,953
 Prepaid revenue from customers                             21,536
 Minority interest                                         (77,742)
 Other liabilities                                         767,906           (5,318)
                                                      ------------     ------------
 Net Cash Used by Operating Activities                  (2,166,786)      (2,308,986)
                                                      ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash change from investing in CBERC                       (872,653)
                                                      ------------     ------------
Net Cash Used by Investing Activities                     (872,653)              --
                                                      ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from short-term loans                            756,250          609,770
 Cash paid on short-term loans                             (48,320)        (300,000)
 Cash received for shares and options issued             3,151,000        2,394,299
                                                      ------------     ------------
Net Cash Provided by Financing Activities                3,858,930        2,704,069
                                                      ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          7            2,399
                                                      ------------     ------------

INCREASE IN CASH AND CASH EQUIVALENTS                      819,498          397,482
                                                      ------------     ------------

CASH AND CASH EQUIVALENTS, beginning of the period       2,358,536          283,802

CASH AND CASH EQUIVALENTS, end of the period          $  3,178,035     $    681,284
                                                      ============     ============

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Supplemental disclosures of cash flows information and noncash investing and financing activities:

For the nine months ended March 31, 2005, the Company paid cash for interest expenses of $87,279 (March 31, 2004-$75,056) and $0 for income taxes (March 31,2004-$0).

During the nine months ended March 31, 2005, the following non-cash financing transactions occurred:

1. 1,838,679 common shares that had been issued as security against a liability of the Company and held in escrow, were released from escrow and cancelled.

2. 188,978 common shares were issued upon a cashless exercise of options.

                                      NOTES
                              BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to fairly present the interim financial information have been included. Results for the three and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. For further information, please refer to the consolidated financial statements and notes thereto included in Tengtu International Corp. and Subsidiary's annual report on Form 10-K/A for the fiscal year ended June 30,2004.

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

2. Going Concern

The Company incurred a net loss of $73,015,718 for the year ended June 30, 2004 and during the fiscal year ended June 30, 2004 used cash in operations of $3,690,102. In addition, as shown in the accompanying financial statements, the Company incurred a net loss of $3,037,536 for the nine months ended March 31, 2005, used cash in operations of $2,166,786 during the nine months ended March 31, 2005 and, as of that date, had a working capital deficiency of $3,890,798. Those factors create substantial doubt about the Company's ability to continue as a going concern.

Management has developed a plan to alleviate these factors to enable the Company to continue as a going concern. The Company believes its cash flow needs are short term as sales contracts have been entered into which management believes can provide adequate operating cash flow when the sales collections are realized over the course of the next three months.

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

Without the ability to manage and determine the budget and expenditures, the Company does not have effective control to account for its investment in CBERC on a consolidated basis. Therefore the investment in CBERC is accounted for using the equity method of accounting starting from the quarter ended December 31, 2004 despite the fact that the Company's equity interest in CBERC exceeds 50%.

The following is summarized March 31, 2005 financial information for CBERC and Shanxi LBERC, the Company's other investment accounted for under the equity method:

                                                  CBERC            LBERC

      Current assets                             672,464        1,158,938
      Non current assets                          85,194          325,797
      Current liabilities                        391,038          370,219
      Non current liabilities                          0                0
      Net sales                                  237,569          368,134
      Gross profit                               146,570          102,533
      Loss from continuing operation            (437,891)            (991)
      Net Loss                                  (328,830)            (991)

4. Short-term Debt

In December 1999, the Company issued a $1,500,000 convertible debenture to Top Eagle Holdings, Ltd. ("Top Eagle"), which was due on December 15, 2003. On that date, the Company entered into an agreement with Top Eagle pursuant to which it paid Top Eagle $300,000 and issued to Top Eagle a new convertible debenture in the principal amount of $1.2 million, due December 15, 2004, in exchange for the outstanding convertible debenture in the principal amount of $1.5 million. The Company made another principal payment of $200,000 on June 1, 2004 and reduced the principal amount to $1 million. Interest on the debenture is equal to the best lending rate of The Hong Kong and Shanghai Banking Corporation plus two percent (approximately 7% at March 31, 2005). The total interest expense for the nine months ended March 31, 2005 was $172,840 (March 31, 2004-$284,563), which includes amortization of the discount on the convertible debenture of $119,583.

In April, 2005, and pursuant to an Amended and Restated Debenture dated as of December 15, 2004, a copy of which is filed as exhibit 10.1 hereto, the Company made a principal payment of US$500,000 to Top Eagle and Top Eagle extended the due date for the remaining US$500,000 to July 31, 2005, subject to substantially the same terms as those governing the previous Debenture.

On September 10, 2004 Beijing Tengtu Electronic Publishing Co., Ltd., ("TEP") renewed a loan with an outstanding principal balance of Remmimbi ("RMB") 8.5 million (approximately $1,027,000) with Agriculture Bank of China. TEP repaid principal of RMB 350,000(approximately $42,800) and the loan had been extended for three months with the maturity date of December 10, 2004. On December 10, 2004, the loan was extended another three months by repaying principal of RMB50,000. The annual interest rate for the loan is 6.372%. Because the loan was not repaid after the end of the second extension. On April 20, 2005, the Agriculture Bank of China froze one of Tengtu China's accounts which has a balance of RMB22,000 (approximately $2,600) that was owed to Tengtu United and one of Beijing Jiade Science and Technology Group, Ltd.'s ("Jiade") accounts which has a balance of RMB6.12 (approximately $.75).

On September 14, 2004, Dr. Liu Penghui, the Company's CEO, advanced RMB 500,000 (approximately $60,400) to the Company for general operating and administrative expenses.

Orion Capital Incorporated ("Orion"), a significant shareholder of the Company, which is owned beneficially by the Chairman of the Company's Board of Directors, advanced $761,806 to the Company for general operating and administrative expenses during the nine months ended March 31, 2005. On March 23, 2005, Orion converted $755,118 into the Company's Series A Preferred Shares.

5. Related Party Transactions

During the nine months ended March 31, 2005, the Company incurred consulting expenses of $487,625 (three months: $242,286) from officers and directors of the Company. Consulting expenses for the nine months ended March 31, 2004 were $308,553 (three months: $120,004).

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

Tengtu United has an income tax "holiday" for its first profitable and four subsequent years as computed on a Chinese Tax basis, which is a hybridized cash basis of accounting. This holiday reduces income taxes by 100% for years one and two, and by 50% for years three through five. The tax holiday commenced at the beginning of calendar 2002 and will continue until December, 2006.

7. Commitments and Contingencies

The Company was obligated to fund CBERC as follows: RMB 30 million (approximately $3,624,000) within twelve months after the establishment of CBERC and RMB 20 million (approximately $2,416,000) within eighteen months after the establishment of CBERC. CBERC was established in January 2003. In January 2004, a new agreement was reached between Tengtu Untied and CBERC, pursuant to which the payment due in January, 2004 was extended by six months. The Company's relationship with CBERC has changed, as described Note 3 and therefore, it is renegotiating the payments that are due. There can be no assurance that such negotiations will be successful or that the Company will be able to maintain its interest in CBERC. Because the Tengtu China Culture and Education Electronics Development Co., Ltd. ("Tengtu China") and its related entities (collectively the "Tengtu China Group") conducted some of the business of Tengtu United as its agent, Tengtu United has determined that it was necessary for it to guarantee repayment of certain outstanding loans to the Tengtu China Group. The guarantees currently outstanding, and their amounts, in Chinese renminbi, are set forth below:

                Bank                            Loan Amount
                ----                            -----------

                Hua Xia Bank                    RMB 16 million
                                                ($1,932,800)

                Agricultural Bank of China      RMB 14.1 million
                                                ($1,703,280)

As the result of the loan guarantees Tengtu United provided, the Company accrued $3.15 million as a liability for the loans as of June 30, 2004, which is still outstanding at March 31, 2005.

Previously, the Company and the Estate of Fan Qi Zhang had entered into an agreement for the sale of 15 million shares bequeathed by Mr. Zhang to satisfy the above debts. The administrator of Mr. Zhang's estate however, has recently refused to grant consent for those shares to be conveyed to satisfy the above debts. Therefore, the Company's Board of Directors has also authorized the use of 15 million newly issued shares of common stock in order to satisfy the above debts in the event that the shares bequeathed by Mr. Zhang are unavailable. Discussions with these banks are currently ongoing.

As previously reported in our public filings, including our Current Report on Form 8-K filed with the SEC on January 7, 2005 and April 26, 2005, the Company was engaged in litigation with VIP Tone, Inc. ("VIP") in the Superior Court of California for the County of Alameda ("Court") (VIP Tone, Inc. v. Tengtu International Corp. Action No. 200262967). On December 22, 2004, a judgment was rendered against the Company in the total amount of $615,268. On April 21, 2005, the Company finalized a Settlement Agreement with VIP (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Company paid VIP $450,000. The Settlement Agreement also provides for the issuance by the Company of 500,000 shares of Company Common Stock (the "Shares") based on the closing price of the Shares on March 23, 2005 ($.20 per share). Pursuant to the terms of the Settlement Agreement, the Company and VIP have exchanged general releases.

8. Stockholders' Deficit

During the nine months ended March 31, 2005, the following transactions occurred:

a. 1,838,679 common shares that had been issued and held in escrow as security against a liability, were released from escrow and cancelled.

b. 188,978 common shares were issued upon a cashless exercise of options.

c. On March 24, 2005, the Company entered into Unit Purchase Agreements ("Unit") pursuant to which it sold a total of 1,877,943 Units for an aggregate purchase price of $3,906,117 before commissions. Each Unit sold consists of one share of Series A Convertible Cumulative Preferred Stock, par value $.01 per share, of the Company ("Series A Preferred"), redeemable warrants to purchase ten (10) shares of the Company's Common Stock, par value $.01 per share ("Common Stock") for an initial exercise price of $0.40 per share ("$.40 Warrants") and redeemable warrants to purchase five shares of Common Stock for an initial exercise price of $.60 per share ("$.60 Warrants").

9. Comprehensive Loss

Other comprehensive income for the nine and three months ended March 31, 2005 is as follows:

                                                                         Fiscal Year Ended
                                                                              June 30,
                                                  ---------------------------------------------------------------
                                                              2005                              2004
                                                              ----                              ----
                                                   Nine Months      Three Months     Nine Months    Three Months
                                                   -----------      ------------     -----------    ------------
Net loss                                          $ (3,037,537)    $   (802,603)     $(2,860,161)   $(1,768,995)

Other comprehensive income (loss):
   Cumulative translation adjustment                        (7)              (7)           2,399            (21)
                                                  ------------     ------------      -----------    -----------
Comprehensive loss                                $ (3,037,544)    $   (802,610)     $(2,857,762)   $(1,769,016)
                                                  ============     ============      ===========    ===========

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

During the quarter and nine months ended March 31, 2005, majority of our revenues and new contract signings were part of the Western Rural School Projects ("WRPs"). In September 2003, the PRC government approved and announced an initiative to fund the development of education in the Western Rural areas of the China. This initiative, known as the "Western Rural School Projects" is to last for five years and is being funded with RMB 10 billion from the PRC central and local governments. The goal of the WRPs is to implement modern distance learning and high quality education resources for primary and secondary schools.

During the nine months ended March 31, 2005, we collected approximately RMB 11 million for the WRP and we believe we will collect an additional RMB 19.9 million within the next three months.

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

Recent Developments and Possible Loss of Interest in CBERC

During the quarter ended December 31, 2004, our relationship with the National Center for Education Technology ("NCET") changed with NCET taking more control over Hua Xia Bo Xin Education Software Co., a joint venture with the PRC Ministry of Education of which we control 53% ("CBERC"). On October 22, 2004 the company filed a Current Report on Form 8-K relating a change in government policy which affected the ability of CBERC to charge annual license fees for satellite connectivity of schools covered by the WRPs. This policy change came as a result of the government's introduction of the five-year WRP direct funding program to support modernization of schools in the less developed regions of China. Other policy changes have followed including the transfer of responsibility for the Basic Education Department's role in e-education and IT to NCET. This has broadened NCET's responsibility and its scope, including within its operations CBERC. Accordingly, during the quarter ended December 31, 2004, NCET advised the Company that as part of its expanded role, it would assume control of the management of CBERC's budget and expenditures. Previously, the budget and expenditures of CBERC were decided by the CBERC Board, a majority of which was appointed by the Company.

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

We are currently seeking to renegotiate our relationship with CBERC, as well as the payments to be made. If we do not succeed in our negotiations, the interest in CBERC may be lost which would have an adverse impact on our current and future business plans as CBERC is the source of much of the educational content sold by us and we would need to enter into new negotiations to buy such content.

Liquidity and Capital Resources for the Nine Months Ended March 31, 2005 and
2004

Nine Months Ended March 31, 2005

For the nine months ended March 31, 2005, net cash used by operating activities totaled $2,166,786. The net loss for the nine months was $3,037,536. The cash changes in operating activities include non-cash charges for depreciation and amortization of $29,583, and non-cash interest expense of $119,582 related to a convertible debenture, and a loss on investment at equity of $105,990.

Cash was increased as a result of the decrease in inventory of $49,086. Cash from operations was decreased due to the increases of $167,716, $72,745 and $418,342 in accounts receivable, prepaid expenses and other receivables, respectively. The increases in accounts payable of $187,447, accrued expenses of $326,165, other liabilities of $767,906, and prepaid revenue from customers of $21,536 result in a positive change in cash.

Cash flows from investing activities were reduced by $872,653 due to the change of consolidation of CBERC for the nine months ended March 31, 2005.

Net cash flow from financing activities was $3,858,930, which includes proceeds from short term loans of $756,250, $48,320 of cash payment for an outstanding loan, and $3,151,000 cash received from a private placement.


CONTRACTUAL OBLIGATIONS

The following summarizes the Company's contractual obligations at March 31, 2005.

                                                           Payment Due by Period
                                 ---------------------------------------------------------------------
Contractual Obligation              Total     Less than 1 Year   1-3 Years   4-5 Years   After 5 Years
----------------------           ----------   ----------------   ---------   ---------   -------------
Short-term loans                 $2,045,568    $2,045,568 (1)
Total Contractual Obligation     $2,045,568    $2,045,568 (1)

Notes:

(1) The short-term loan includes (a) a $1,000,000 convertible debenture owed to Top Eagle Holdings, Ltd. ("Top Eagle"); (b) a short-term loan of $978,480 owed by Beijing Tengtu Electronic Publishing Co., Ltd., ("TEP") to Agricultural Bank of China which we have guaranteed; (c) a short term loan of $6,688 owed to Orion Capital Incorporated; and (d) a $60,400 loan owed to Dr. Liu, our CEO.

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

       Bank/Lender              Loan Amount           Obligor(s)
       -----------              -----------           ----------
Agricultural Bank of China      RMB3.8 million     Beijing Jiade Science and
                                ($459,040)         Technology Group, Ltd.
                                ("Jiade")

Bank of China                   RMB 15 million     Jiade and Tengtu Electronic
                                ($1,812,000)       Publishing House

Previously, the Company and the Estate of Fan Qi Zhang had entered into an agreement for the sale of 15 million shares bequeathed by Mr. Zhang to satisfy the above debts. The administrator of Mr. Zhang's estate however, has recently refused to grant consent for those shares to be conveyed to satisfy the above debts. Therefore, the Company's Board of Directors has also authorized the use of 15 million newly issued shares of common stock in order to satisfy the above debts in the event that the shares bequeathed by Mr. Zhang are unavailable. Discussions with these banks are currently ongoing.

As we conduct our operations and businesses in the next 12 months, we may be short of working capital which would require that we raise additional funds. There can be no assurance that such financing will be available, or if available, that it will be on acceptable terms.

OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004

Revenues and Gross Margin

Tengtu United sales for the nine months ended March 31, 2005 and 2004 were $2,496,235 and $2,110,262 respectively. Please refer to the chart below for more detailed information regarding revenues and gross margin for the nine months ended March 31, 2005. Because we recently started bidding on WRPs, as a marketing strategy, we decided to lower our prices which resulted in a 70% market share for software in the WRPs, but also contributed to decreased gross margins, which are explained below.

                                 -----------------------------------------
                                   March 31, 2005        March 31, 2004
--------------------------------------------------------------------------
       Product                    Revenues     GM %     Revenues      GM %
--------------------------------------------------------------------------
Software products                $1,590,153     55%    $  926,707     74%
--------------------------------------------------------------------------
Satellite Equipment              $  897,855     13%    $1,115,323     26%
--------------------------------------------------------------------------
Systems Intergration Services                          $   67,930      5%
--------------------------------------------------------------------------
Other Products and Services      $    8,227     98%    $      302
--------------------------------------------------------------------------
Total:                           $2,496,235     34%    $2,110,262     47%
--------------------------------------------------------------------------

* Less than 1%. GM % means the gross margin percentage in the table above.

The relatively lower gross margins for the nine months ended March 31, 2005 were the result of the following, in addition to the lowering of prices to gain market share. Some of the larger contracts awarded under the WRP required systems integration and satellite equipment components which have lower margins. In these instances we were able to negotiate vendor financing with hardware suppliers defraying up-front capital costs. While our overall strategy is to focus on higher margin software products, there is often a benefit to also providing systems integration services and components in order to enable more software sales and increase the number of potential software purchasers.

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

Research and development

                  March 31, 2005      March 31, 2004
                  --------------      --------------
                    $435,026                     --

For the nine months ended March 31, 2005, $435,026 research and development expenses were incurred. This amount includes $164,004 of CBERC's research and development expenses for the quarter ended September 30, 2004, and a one time expense of $248,464 related to the development of a Learning Management System(LMS) and Content Management System (CMS). The LMS and CMS were developed as a proprietary technology for our education resource system and portal system. Orion Capital Incorporated, which is wholly owned by our Chairman, William O.S. Ballard, paid this amount for Tengtu and we booked this amount as short term loans in the quarter ended December 31, 2004. We recorded no research and development expenses for the same period of 2004.

General and Administrative Expenses

                  March 31, 2005       March 31, 2004
                  --------------       --------------
                    $1,773,884           $1,403,119

For the nine months ended March 31, 2005, general and administrative expenses were $1,773,884. The general and administrative expenses incurred by Tengtu International Corp. amounted to $1,251,695. The major components were legal fees of $641,199, audit fees of $159,031, public relation and investment relation fees of $126,540, and business travel related expenses of $113,991. The expenses increased by $370,765 compared to the same period of last year. The increase was mainly due to the increases in legal and professional fees of $369,931.

Related Party Consultants

                  March 31, 2005       March 31, 2004
                  --------------       --------------
                     $487,625             $308,553

Related party consultants' expense relates to staff that manages technical developments and financing activities in North America and China. The higher expense for the nine months was due to the hiring of two executives in China.

Collection Provision

                  March 31, 2005       March 31, 2004
                  --------------       --------------
                     $115,214              $82,556

The expense represents an estimate of potential uncollectible accounts associated with sales by Tengtu United. The higher amount in 2005 was primarily due to the increase in sales in 2005 and changing the provision rate in 2005 to 5% from the 4% used in 2004.

Selling Expense

                  March 31, 2005       March 31, 2004
                  --------------       --------------
                     $420,088              $696,208

The majority of selling expenses relates to staff salary and travel expenses in the marketing department in Tengtu China. The lower amount in 2005 was primarily due to the costs savings in staff salaries and closing branches in china.

Depreciation and Amortization

                  March 31, 2005         March 31, 2004
                  --------------         --------------
                     $29,583                $45,380

We have not made any significant purchases of equipment in the past few years.

Equity Income/(Losses) in Investee,

                  March 31, 2005       March 31, 2004
                  --------------       --------------
                    $(105,990)          $(1,169,516)

The equity loss in investee relate to our investment in the Shaanxi Local Broadband Education Resource Center joint venture and CBERC.

Interest Expense

                  March 31, 2005       March 31, 2004
                  --------------       --------------
                     $206,862             $291,108

For the nine months ended March 31, 2005, interest expense represented interest on the Top Eagle loan of $172,840,and $32,835 for the TEP short term loan in China. Interest in 2004 was incurred on the Top Eagle loan, and this was offset by a reversal of an over accrual of interest in the year ended June 30, 2003 of approximately $15,500.

Other Income

                  March 31, 2005       March 31, 2004
                  --------------       --------------
                     $187,171             $188,185

Other income is principally the credits for value added tax paid in China.

Other Expenses

                  March 31, 2005       March 31, 2004
                  --------------       --------------
                     $547,274                 $0

Other expense was mainly due to an accrued expense for a judgment rendered against the Company in a litigation with VIP Tone, Inc. on December 22, 2004, as described in the Company's Current Report on Form 8-K filed with the SEC on January 4, 2005. The final settlement was reached on April 21, 2005 for $550,000, as described on Form 8-K filed with SEC on April 26, 2005. Other adjustments of ($2,726) comprise the balance of the expense.

An adjustment of $65,268 for over accrued other expense was booked for the three months ended March 31, 2005.

OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Revenues and Gross Margin

The total sales for the three months ended March 31, 2005 and 2004 were $178,636, and $354,557, respectively. Please refer to the chart below for more information about revenues and gross margin for the quarter.

                                 -----------------------------------------
                                   March 31, 2005        March 31, 2004
--------------------------------------------------------------------------
           Product                Revenues      GM %    Revenues      GM %
--------------------------------------------------------------------------
Software products                $  178,636     27%    $  157,534     75%
--------------------------------------------------------------------------
Satellite Equipment                                    $  129,093     47%
--------------------------------------------------------------------------
Systems Intergration Services                          $   67,930      5%
--------------------------------------------------------------------------
Total:                           $  178,636     27%    $  354,557     51%
--------------------------------------------------------------------------

GM % means the gross margin percentage in the table above.

The relatively lower gross margins for the three months ended March 31, 2005 were the result of the lowering of prices to gain market share for WRP. It is important to note that most of the school systems supported by the WRP program in the first year will be allocated continued support in subsequent years of the program. By winning the initial contracts, we believe we position ourselves to be the winning bidder for these subsequent contracts.

General and Administrative Expenses

                  March 31, 2005       March 31, 2004
                  --------------       --------------
                     $557,233             $445,637

For the three months ended March 31, 2005, general and administrative expenses were $557,233. The major components were legal fees of $261,694, audit fees of $12,953, public relations related costs of $44,123, and business travel related expenses of $22,859. The expenses increased by $111,596 compared to the same period of last year. The increase was primarily due to the higher legal fees.

Related Party Consultants

                  March 31, 2005       March 31, 2004
                  --------------       --------------
                     $242,286             $120,004

Related party consultants' expense relates to staff that manages technical developments and financing activities in North America and China. The higher expense for the nine months was due to the hiring of two executives in China.

Collection Provision

                  March 31, 2005       March 31, 2004
                  --------------       --------------
                      $8,458              $12,802

The expense represents an estimate of potential uncollectible accounts associated with sales by Tengtu United. The lower amount in 2005 was primarily due to the lower sales during the quarter

Selling Expense

                  March 31, 2005       March 31, 2004
                  --------------       --------------
                     $85,166              $160,294

The majority of selling expenses relates to cost savings for staff salary and closing branches in China.

Depreciation and Amortization

                  March 31, 2005       March 31, 2004
                  --------------       --------------
                     $5,359               $17,945

As Tengtu China manages the joint venture in China, we have not made any significant purchases of equipment in the past few years.

Equity Income(Loss) in Investee

                  March 31, 2005       March 31, 2004
                  --------------       --------------
                    $(23,932)           $(1,155,631)

The equity losses in investee relate to our investment in the Shaanxi LBERC. This quarter, Shaanxi LBERC incurred a net loss of $23,932. Equity losses for CBERC had brought the equity investment at CBERC to zero since December 31, 2004. So, there was no loss recorded for CBERC's equity investment.

Interest Expense

                  March 31, 2005       March 31, 2004
                  --------------       --------------
                     $19,270              $94,597

For the three months ended March 31, 2005, interest expense included the interest on the Top Eagle loan of $17,500 and $1,099 for a TEP short term loan in China.

Other Income

                  March 31, 2005       March 31, 2004
                  --------------       --------------
                      $23,683             $56,257

Other income is principally the credits for value added tax paid in China.

Other Expenses

                  March 31, 2005       March 31, 2004
                  --------------       --------------
                      $67,994               $ 0

For the three months ended March 31, 2005, other expenses included a reversal of an overaccrual of $65,268 relating to VIP Tone, Inc. legal settlement and $2,206 adjustment for Tengtu United's organization expenses.

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

We established an allowance for doubtful accounts of $115,352 at March 31, 2005.

At March 31, 2005, we had $3,178,035 of cash in banks uninsured.

We do not require collateral or other securities to support financial instruments that are subject to credit risk.

For the three months ended March 31, 2005, approximately 84% of sales were generated through Tengtu United. For the three months ended March 31, 2005, the following customers accounted for more than 10% of total sales:

        Customer                     Sales     percent of total sales
        --------                     -----     ----------------------
        Jiangxi Provincial
        Education Bureau          $  721,827            29%

        Shanxi Provincial
        Education Bureau          $  995,554            40%

        Total sales of Tengtu     $2,117,247

                        MARKET RISK SENSITIVE INSTRUMENTS

FINANCIAL INSTRUMENT                               CARRYING VALUE    FAIR VALUE
                                                   --------------    ----------
Instruments entered into for
  trading purposes

NONE

Instruments entered into for other than
trading purposes

Cash and Cash equivalents
     United States                                  $         --    $         --
     Foreign                                           3,178,035       3,178,035
                                                    ------------    ------------
      Total                                         $  3,178,035     $3, 178,035
                                                    ============    ============

Accounts payable
     United States                                  $    577,796    $    577,796
     Foreign                                        $    229,588    $    229,588
                                                    ------------    ------------
             Total                                  $    807,384    $    807,384
                                                    ============    ============

Cash and cash equivalents and accounts payable are short-term financial instruments, and as such are not subject to significant market risk.

Substantially all financial instruments are settled in the local currency of each subsidiary, and therefore, the Company has no substantial exposure to foreign currency exchange risk. Cash is maintained by each subsidiary in its local currency.


Item 4. Controls and Procedures

As of the end of April, 2005, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Operating Officer for the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, we concluded at that time that our disclosure controls and procedures were not effective in ensuring that material information relating to us with respect to the period covered by this report was reported. Specifically, the Company's Chief Financial Officer left the employ of the Company in April, 2004 and no Current Report on Form 8-K was filed. The Chief Financial Officer's departure was not the result of any disagreement with the Company.

Since that time, the Company has taken corrective measure to improve its disclosure controls and procedures by adopting a checklist of items to be reviewed weekly to assure that all disclosable information are disclosed in a timely and accurate manner.

During the nine months ended March 31 2005, we have continued to assess and improve our internal controls by:

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The settlement of VIP Tone, Inc. v. Tengtu International Corp. (Action No. 200262967) was disclosed in our financial note 7 of Part I and is incorporated by reference herein. It was also previously reported in our public filings, including our Current Report on Form 8-K filed with the SEC on January 7, 2005 and April 26, 2005.

As previously reported in our 10-K/A dated December 7, 2004, China Machinery Electronics Export Investment Corporation ("CME"), a Chinese state-owned company commenced a lawsuit in July, 2004 against Beijing Jiade Science and Technology Group, Ltd. ("Jiade") in the Beijing No. 1 Intermediate People's Court (the "Court"), requesting Jiade to pay back the loan of approximately RMB 19 million it borrowed in January 2003 ("Loan"). The Court issued judgment requesting Jiade to make the repayment of the Loan to CME. CME has applied for judgment enforcement; however, the enforcement was suspended because Jiade has appealed to Beijing High Court, the result of which is pending.

As previously stated in our 10-K/A dated December 7, 2004, the principal asset of Jiade is the Company's interest in Hua Xia Bo Xin Education Software Co., or CBERC. The interest in CBERC was held by Jiade on behalf of the Company and Tengtu United pursuant to April 17 and April 25, 2001 agreements with the Tengtu Group companies. In addition, the September 15, 2003 Restructuring Agreement with the Tengtu Group companies, which closed on April 5, 2004, required that the interest in CBERC be transferred to Tengtu United or the Company. Pending completion of the transfer, the interest in CBERC was pledged to Tengtu United by Jiade, which pledge was registered with the Beijing Commercial Bureau. CME filed a second lawsuit with Beijing Fengtai District Court ("District Court F") seeking to invalidate the pledge agreement between Jiade and Tengtu United. District Court F dismissed the suit and Beijing Second Intermediary Court affirmed the District Court F's judgment. CME changed its cause of action as to revoke the pledge and commenced a new lawsuit in Beijing Haidian District Court ("District Court H"). Jiade challenged the jurisdiction and lost in District Court H. It has appealed the suit to Beijing First Intermediary Court. The appeal is pending.

Beijing Hua Tian Li Yuan Technology Co., Ltd. ("Hua Tian") commenced an arbitration against Tengtu United at the Beijing Arbitration Commission. The claim in the arbitration is that Tengtu United owes RMB56,575 to Hua Tian under a purchase agreement in Western Rural Projects dated July 5, 2004 ("Agreement"). Under the Agreement, Tengtu United purchased UPS electronic power devices from Hua Tian for a total of RMB152,250.00; however, Tengtu United only paid RMB50,000 on December 31, 2004. The claim is for a total of RMB96,842.62 (owed purchase funds RMB56,575 plus damages of breach of contract RMB40,267.62 as of April 12, 2005). The Beijing Arbitration Commission has accepted the arbitration as of April 22, 2005. Tengtu United has not yet responded.

Yanqing Printing commenced a lawsuit against TEP for the printing costs incurred in 2001. We have not yet been served with any papers and do not have further details at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Previously reported in our current reports on Form 8-K dated March 31, 2005 and April 6, 2005 with the file number 000-29957 and incorporated by reference herein.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Simon Xia, our former Chief Financial Officer left the employ of the Company as of April 1, 2005. Mr. Xia's departure was not the result of any disagreement or dispute with the Company or its management. Since Mr. Xia's departure, our former Chief Financial Officer and current Controller, Judy Ye has been serving as our interim Chief Financial Officer.

Item 6. Exhibits

Exhibit No.                     Description
-----------                     -----------

10.1        Top Eagle Amendment Letter Agreement with the Amended and Restated
            Debenture

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

TENGTU INTERNATIONAL CORP.

(Registrant)

Date: May 23, 2005                Dr. Penghui Liu
      ------------------          ----------------------------
                                  (Name)

                                  /s/ Dr. Penghui Liu
                                  ----------------------------
                                  (Signature)

                                  Chief Executive Officer
                                  ----------------------------
                                  (Title)

Date: May 23, 2005                Judy Ye
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